Form 10-Q
period 2021-10-03
GENERAL DYNAMICS CORP
filed 2021-10-27
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
279,222,830 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 3, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 3, 2021	September 27, 2020
Revenue:
Products	$5,518	$5,454
Services	4,050	3,977
	9,568	9,431
Operating costs and expenses:
Products	(4,552)	(4,459)
Services	(3,386)	(3,388)
General and administrative (G&A)	(550)	(512)
	(8,488)	(8,359)
Operating earnings	1,080	1,072
Other, net	34	24
Interest, net	(99)	(118)
Earnings before income tax	1,015	978
Provision for income tax, net	(155)	(144)
Net earnings	$860	$834

Earnings per share
Basic	$3.09	$2.91
Diluted	$3.07	$2.90
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 3, 2021	September 27, 2020
Revenue:
Products	$16,033	$15,849
Services	12,144	11,595
	28,177	27,444
Operating costs and expenses:
Products	(13,249)	(13,052)
Services	(10,286)	(9,941)
G&A	(1,665)	(1,611)
	(25,200)	(24,604)
Operating earnings	2,977	2,840
Other, net	95	70
Interest, net	(331)	(357)
Earnings before income tax	2,741	2,553
Provision for income tax, net	(436)	(388)
Net earnings	$2,305	$2,165

Earnings per share
Basic	$8.20	$7.54
Diluted	$8.16	$7.52
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net earnings	$860	$834	$2,305	$2,165
(Losses) gains on cash flow hedges	(48)	110	(134)	181
Foreign currency translation adjustments	(107)	139	(77)	60
Change in retirement plans’ funded status	88	76	260	247
Other comprehensive (loss) income, pretax	(67)	325	49	488
Provision for income tax, net	(7)	(45)	(20)	(101)
Other comprehensive (loss) income, net of tax	(74)	280	29	387
Comprehensive income	$786	$1,114	$2,334	$2,552
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	October 3, 2021	December 31, 2020

ASSETS
Current assets:
Cash and equivalents	$3,139	$2,824
Accounts receivable	3,046	3,161
Unbilled receivables	8,334	8,024
Inventories	5,651	5,745
Other current assets	1,516	1,789
Total current assets	21,686	21,543
Noncurrent assets:
Property, plant and equipment, net	5,195	5,100
Intangible assets, net	2,022	2,117
Goodwill	20,092	20,053
Other assets	2,375	2,495
Total noncurrent assets	29,684	29,765
Total assets	$51,370	$51,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,183	$3,003
Accounts payable	2,682	2,952
Customer advances and deposits	6,167	6,276
Other current liabilities	3,572	3,733
Total current liabilities	14,604	15,964
Noncurrent liabilities:
Long-term debt	11,485	9,995
Other liabilities	9,560	9,688
Commitments and contingencies (see Note M)
Total noncurrent liabilities	21,045	19,683
Shareholders’ equity:
Common stock	482	482
Surplus	3,236	3,124
Retained earnings	34,800	33,498
Treasury stock	(19,276)	(17,893)
Accumulated other comprehensive loss	(3,521)	(3,550)
Total shareholders’ equity	15,721	15,661
Total liabilities and shareholders’ equity	$51,370	$51,308
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 3, 2021	September 27, 2020
Cash flows from operating activities - continuing operations:
Net earnings	$2,305	$2,165
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	408	376
Amortization of intangible and finance lease right-of-use assets	242	267
Equity-based compensation expense	96	91
Deferred income tax benefit	(38)	(112)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	133	(336)
Unbilled receivables	(252)	(239)
Inventories	94	(134)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(291)	(558)
Customer advances and deposits	228	(906)
Other current liabilities	(202)	360
Other liabilities	(455)	3
Other, net	321	319
Net cash provided by operating activities	2,589	1,296
Cash flows from investing activities:
Capital expenditures	(502)	(622)
Other, net	1	33
Net cash used by investing activities	(501)	(589)
Cash flows from financing activities:
Repayment of fixed-rate notes	(2,500)	(2,000)
Proceeds from commercial paper, gross (maturities greater than 3 months)	1,997	420
Proceeds from fixed-rate notes	1,497	3,960
Purchases of common stock	(1,491)	(501)
Dividends paid	(983)	(925)
Repayment of floating-rate notes	(500)	(500)
Repayment of commercial paper, gross (maturities greater than 3 months)	—	(420)
Other, net	223	(134)
Net cash used by financing activities	(1,757)	(100)
Net cash used by discontinued operations	(16)	(40)
Net increase in cash and equivalents	315	567
Cash and equivalents at beginning of period	2,824	902
Cash and equivalents at end of period	$3,139	$1,469
Supplemental cash flow information:
Income tax payments, net	$(502)	$(345)
Interest payments	$(329)	$(261)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
July 4, 2021	$482	$3,194	$34,273	$(19,181)	$(3,447)	$15,321
Net earnings	—	—	860	—	—	860
Cash dividends declared	—	—	(333)	—	—	(333)
Equity-based awards	—	42	—	22	—	64
Shares purchased	—	—	—	(117)	—	(117)
Other comprehensive loss	—	—	—	—	(74)	(74)
October 3, 2021	$482	$3,236	$34,800	$(19,276)	$(3,521)	$15,721

June 28, 2020	$482	$3,050	$32,294	$(17,809)	$(3,711)	$14,306
Net earnings	—	—	834	—	—	834
Cash dividends declared	—	—	(316)	—	—	(316)
Equity-based awards	—	32	—	4	—	36
Other comprehensive income	—	—	—	—	280	280
September 27, 2020	$482	$3,082	$32,812	$(17,805)	$(3,431)	$15,140

	Nine Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2020	$482	$3,124	$33,498	$(17,893)	$(3,550)	$15,661
Net earnings	—	—	2,305	—	—	2,305
Cash dividends declared	—	—	(1,003)	—	—	(1,003)
Equity-based awards	—	112	—	93	—	205
Shares purchased	—	—	—	(1,476)	—	(1,476)
Other comprehensive income	—	—	—	—	29	29
October 3, 2021	$482	$3,236	$34,800	$(19,276)	$(3,521)	$15,721

December 31, 2019	$482	$3,039	$31,633	$(17,358)	$(3,818)	$13,978
Cumulative-effect adjustment*	—	—	(37)	—	—	(37)
Net earnings	—	—	2,165	—	—	2,165
Cash dividends declared	—	—	(949)	—	—	(949)
Equity-based awards	—	43	—	54	—	97
Shares purchased	—	—	—	(501)	—	(501)
Other comprehensive income	—	—	—	—	387	387
September 27, 2020	$482	$3,082	$32,812	$(17,805)	$(3,431)	$15,140
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 3, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 3, 2021, and September 27, 2020.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	October 3, 2021	December 31, 2020
PP&E	$11,104	$10,714
Accumulated depreciation	(5,909)	(5,614)
PP&E, net	$5,195	$5,100

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 78% and 79% of our revenue for the three- and nine-month periods ended October 3, 2021, and 77% and 78% of our revenue for the three- and nine-month periods ended September 27, 2020, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 22% and 21% of our revenue for the three- and nine-month periods ended October 3, 2021, and 23% and 22% of our revenue for the three- and nine-month periods ended September 27, 2020, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On October 3, 2021, we had $88.1 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 45% of our remaining performance obligations as revenue by year-end 2022, an additional 30% by year-end 2024 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenue	$148	$126	$308	$270
Operating earnings	134	84	273	169
Diluted earnings per share	$0.38	$0.23	$0.76	$0.46
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 3, 2021, or September 27, 2020.
Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Aircraft manufacturing	$1,462	$1,507	$3,906	$4,204
Aircraft services and completions	604	468	1,669	1,436
Total Aerospace	2,066	1,975	5,575	5,640
Nuclear-powered submarines	1,741	1,704	5,139	4,972
Surface ships	594	461	1,707	1,433
Repair and other services	302	240	810	717
Total Marine Systems	2,637	2,405	7,656	7,122
Military vehicles	1,099	1,179	3,533	3,428
Weapons systems, armament and munitions	480	496	1,451	1,444
Engineering and other services	166	126	480	391
Total Combat Systems	1,745	1,801	5,464	5,263
Information technology (IT) services	2,058	2,029	6,214	5,901
C4ISR* solutions	1,062	1,221	3,268	3,518
Total Technologies	3,120	3,250	9,482	9,419
Total revenue	$9,568	$9,431	$28,177	$27,444
*Command, control, communications, computers, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended October 3, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,847	$1,930	$1,515	$1,349	$6,641
Cost-reimbursement	—	705	216	1,279	2,200
Time-and-materials	219	2	14	492	727
Total revenue	$2,066	$2,637	$1,745	$3,120	$9,568
Three Months Ended September 27, 2020
Fixed-price	$1,821	$1,641	$1,552	$1,500	$6,514
Cost-reimbursement	—	763	231	1,324	2,318
Time-and-materials	154	1	18	426	599
Total revenue	$1,975	$2,405	$1,801	$3,250	$9,431

Nine Months Ended October 3, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$4,996	$5,524	$4,752	$3,993	$19,265
Cost-reimbursement	—	2,130	667	4,005	6,802
Time-and-materials	579	2	45	1,484	2,110
Total revenue	$5,575	$7,656	$5,464	$9,482	$28,177
Nine Months Ended September 27, 2020
Fixed-price	$5,148	$4,926	$4,524	$4,293	$18,891
Cost-reimbursement	—	2,188	690	3,942	6,820
Time-and-materials	492	8	49	1,184	1,733
Total revenue	$5,640	$7,122	$5,263	$9,419	$27,444
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

Revenue by customer was as follows:

Three Months Ended October 3, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$73	$2,584	$937	$1,715	$5,309
Non-DoD	—	1	2	1,241	1,244
Foreign Military Sales (FMS)	23	51	63	7	144
Total U.S. government	96	2,636	1,002	2,963	6,697
U.S. commercial	1,201	—	55	51	1,307
Non-U.S. government	46	1	670	101	818
Non-U.S. commercial	723	—	18	5	746
Total revenue	$2,066	$2,637	$1,745	$3,120	$9,568
Three Months Ended September 27, 2020
U.S. government:
DoD	$41	$2,333	$942	$1,823	$5,139
Non-DoD	—	1	3	1,200	1,204
FMS	23	51	87	8	169
Total U.S. government	64	2,385	1,032	3,031	6,512
U.S. commercial	1,123	17	76	64	1,280
Non-U.S. government	59	2	678	139	878
Non-U.S. commercial	729	1	15	16	761
Total revenue	$1,975	$2,405	$1,801	$3,250	$9,431

Nine Months Ended October 3, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$203	$7,496	$2,807	$5,220	$15,726
Non-DoD	—	5	7	3,782	3,794
FMS	60	148	212	27	447
Total U.S. government	263	7,649	3,026	9,029	19,967
U.S. commercial	3,040	2	163	144	3,349
Non-U.S. government	286	3	2,224	294	2,807
Non-U.S. commercial	1,986	2	51	15	2,054
Total revenue	$5,575	$7,656	$5,464	$9,482	$28,177
Nine Months Ended September 27, 2020
U.S. government:
DoD	$254	$6,882	$2,760	$5,155	$15,051
Non-DoD	—	3	9	3,531	3,543
FMS	93	151	275	34	553
Total U.S. government	347	7,036	3,044	8,720	19,147
U.S. commercial	2,935	77	217	211	3,440
Non-U.S. government	133	7	1,959	403	2,502
Non-U.S. commercial	2,225	2	43	85	2,355
Total revenue	$5,640	$7,122	$5,263	$9,419	$27,444

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended October 3, 2021, were not materially impacted by any other factors.
Revenue recognized for the three- and nine-month periods ended October 3, 2021, and September 27, 2020, that was included in the contract liability balance at the beginning of each year was $612 and $3 billion, and $767 and $3.2 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2020 (a)	$3,065	$297	$2,786	$13,905	$20,053
Acquisitions (b)	33	—	61	—	94
Other (c)	(85)	—	(3)	33	(55)
October 3, 2021 (a)	$3,013	$297	$2,844	$13,938	$20,092
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	October 3, 2021			December 31, 2020
Contract and program intangible assets (b)	$3,287	$(1,554)	$1,733	$3,399	$(1,600)	$1,799
Trade names and trademarks	494	(231)	263	516	(229)	287
Technology and software	72	(49)	23	134	(106)	28
Other intangible assets	66	(63)	3	161	(158)	3
Total intangible assets	$3,919	$(1,897)	$2,022	$4,210	$(2,093)	$2,117
(a)Changes in gross carrying amounts consisted primarily of adjustments for write-offs of fully amortized intangible assets, acquired intangible assets and foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.

Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $59 and $170 for the three- and nine-month periods ended October 3, 2021, and $65 and $196 for the three- and nine-month periods ended September 27, 2020, respectively.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Basic weighted average shares outstanding	278,596	286,452	281,147	287,136
Dilutive effect of stock options and restricted stock/RSUs*	1,809	775	1,287	927
Diluted weighted average shares outstanding	280,405	287,227	282,434	288,063
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,547 and 5,015 for the three- and nine-month periods ended October 3, 2021, and 7,551 and 7,034 for the three- and nine-month periods ended September 27, 2020, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on October 3, 2021, or December 31, 2020.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on October 3, 2021, and December 31, 2020, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	October 3, 2021
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$4	$4	$—	$4	$—
Available-for-sale debt securities	133	133	—	133	—
Equity securities	62	62	62	—	—
Other investments	12	12	—	—	12
Cash flow hedge assets	361	361	—	361	—
Cash flow hedge liabilities	(94)	(94)	—	(94)	—
Measured at amortized cost:
Short- and long-term debt principal	(13,785)	(14,861)	—	(14,861)	—

	December 31, 2020
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	134	134	—	134	—
Equity securities	58	58	58	—	—
Other investments	9	9	—	—	9
Cash flow hedge assets	498	498	—	498	—
Cash flow hedge liabilities	(79)	(79)	—	(79)	—
Measured at amortized cost:
Short- and long-term debt principal	(13,117)	(14,606)	—	(14,606)	—
Our Level 1 assets include investments in publicly traded equity securities valued using quoted prices from the market exchanges. The fair value of our Level 2 assets and liabilities, which consist primarily of fixed-income securities, cash flow hedges and our fixed-rate notes, is determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. Our Level 3 assets include direct private equity investments that are measured using inputs unobservable to a marketplace participant.

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	October 3, 2021	December 31, 2020
Deferred tax asset	$39	$37
Deferred tax liability	(457)	(461)
Net deferred tax liability	$(418)	$(424)

Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2019 and is currently reviewing our 2020 tax year.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on October 3, 2021, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	October 3, 2021	December 31, 2020
Unbilled revenue	$39,224	$36,657
Advances and progress billings	(30,890)	(28,633)
Net unbilled receivables	$8,334	$8,024
On October 3, 2021, and December 31, 2020, net unbilled receivables included $3 billion and $3.4 billion, respectively, associated with two large international contracts in our Combat Systems segment. We had experienced payment delays on a wheeled vehicle contract in 2018 and 2019 before finalizing a contract amendment in 2020 with the customer that included a revised payment schedule. Under the amended contract, we received progress payments of $1 billion in 2020 and $1.5 billion in the first nine months of 2021 reducing the program’s unbilled balance to $1.9 billion. The remaining scheduled progress payments will liquidate the net unbilled receivables balance over the next few years. A separate tracked vehicle contract has experienced an unbilled receivable build-up over the past year while we work to resolve technical issues on the program. As a result, the balance on this program has grown to $1.1 billion.

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

Inventories consisted of the following:

	October 3, 2021	December 31, 2020
Work in process	$3,916	$3,990
Raw materials	1,610	1,712
Finished goods	26	30
Pre-owned aircraft	99	13
Total inventories	$5,651	$5,745
I. DEBT
Debt consisted of the following:

		October 3, 2021	December 31, 2020
Fixed-rate notes due:	Interest rate:
May 2021	3.000%	$—	$2,000
July 2021	3.875%	—	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	—
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	—
April 2040	4.250%	750	750
June 2041	2.850%	500	—
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Floating-rate notes due:
May 2021	3-month LIBOR + 0.38%	—	500
Commercial paper	0.252%	2,000	—
Other	Various	285	117
Total debt principal		13,785	13,117
Less unamortized debt issuance costs and discounts		117	119
Total debt		13,668	12,998
Less current portion		2,183	3,003
Long-term debt		$11,485	$9,995

In May 2021, we issued $1.5 billion of fixed-rate notes. The proceeds, together with cash on hand and commercial paper issuances, were used to repay fixed- and floating-rate notes totaling $2.5 billion that matured in May 2021 and for general corporate purposes. In July 2021, we repaid an additional $500 of fixed-rate notes at the scheduled maturity.
On October 3, 2021, we had $2 billion of commercial paper outstanding with a dollar-weighted average interest rate of 0.252%. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2022, a $2 billion multi-year facility expiring in March 2023 and a $1 billion multi-year facility expiring in March 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on October 3, 2021.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	October 3, 2021	December 31, 2020

Salaries and wages	$1,041	$1,007
Lease liabilities	334	330
Dividends payable	333	316
Retirement benefits	295	306
Workers’ compensation	275	338
Other	1,294	1,436
Total other current liabilities	$3,572	$3,733

Retirement benefits	$4,731	$5,182
Lease liabilities	1,311	1,404
Customer deposits on commercial contracts	1,223	872
Other	2,295	2,230
Total other liabilities	$9,560	$9,688

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. On June 2, 2021, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the nine-month period ended October 3, 2021, we repurchased 8.5 million of our outstanding shares for $1.5 billion. On October 3, 2021, 13.8 million shares remained authorized by our board of directors for repurchase, representing 5% of our total shares outstanding. We repurchased 3.4 million shares for $501 in the nine-month period ended September 27, 2020.
Dividends per Share. Our board of directors declared dividends of $1.19 and $3.57 per share for the three- and nine-month periods ended October 3, 2021, and $1.10 and $3.30 per share for the three- and nine-month periods ended September 27, 2020, respectively. We paid cash dividends of $332 and $983 for the three- and nine-month periods ended October 3, 2021, and $315 and $925 for the three- and nine-month periods ended September 27, 2020, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	(Losses) Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2020	$272	$641	$(4,463)	$(3,550)
Other comprehensive income, pretax	(134)	(77)	260	49
Provision for income tax, net	36	—	(56)	(20)
Other comprehensive income, net of tax	(98)	(77)	204	29
October 3, 2021	$174	$564	$(4,259)	$(3,521)

December 31, 2019	$2	$288	$(4,108)	$(3,818)
Other comprehensive income, pretax	181	60	247	488
Provision for income tax, net	(49)	—	(52)	(101)
Other comprehensive income, net of tax	132	60	195	387
September 27, 2020	$134	$348	$(3,913)	$(3,431)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and included pretax recognized net actuarial losses and amortization of prior service credit. See Note N for these amounts, which are included in our net periodic pension and other post-retirement benefit cost.

L. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivative financial instruments for trading or speculative purposes.
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

Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On October 3, 2021, and December 31, 2020, we held $3.1 billion and $2.8 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On October 3, 2021, and December 31, 2020, we held marketable securities in trust of $199 and $211, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. On October 3, 2021, we had notional forward exchange contracts outstanding of $7.5 billion. On December 31, 2020, we had notional forward exchange and interest rate swap contracts outstanding of $9.4 billion. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and nine-month periods ended October 3, 2021, and September 27, 2020. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and nine-month periods ended October 3, 2021, and September 27, 2020, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on October 3, 2021, and December 31, 2020.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 3, 2021, and September 27, 2020. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended October 3, 2021, and September 27, 2020.

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
In the third quarter of 2019, the Department of Justice declined to intervene in the qui tam action, noting that its investigation continues, and the court unsealed the relator’s complaint. In the fourth quarter of 2020, the relator filed a second amended complaint. In the third quarter of 2021, the court dismissed the relator’s complaint with prejudice and, in October 2021, the relator filed a notice of appeal to the United States Court of Appeals. Given the current status of these matters, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion on October 3, 2021. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of October 3, 2021, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 3, 2021, and September 27, 2020, were as follows:

Nine Months Ended	October 3, 2021	September 27, 2020
Beginning balance	$660	$619
Warranty expense	73	72
Payments	(94)	(72)
Adjustments	(14)	39
Ending balance	$625	$658

N. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit credit for the three- and nine-month periods ended October 3, 2021, and September 27, 2020, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Service cost	$30	$29	$2	$2
Interest cost	90	123	5	7
Expected return on plan assets	(241)	(234)	(9)	(9)
Net actuarial loss	91	77	—	—
Prior service credit	(5)	(4)	—	(1)
Net periodic benefit credit	$(35)	$(9)	$(2)	$(1)
Nine Months Ended
Service cost	$89	$88	$7	$7
Interest cost	270	369	14	21
Expected return on plan assets	(723)	(703)	(27)	(27)
Net actuarial loss (gain)	274	217	—	(2)
Prior service credit	(15)	(13)	—	(1)
Net periodic benefit credit	$(105)	$(42)	$(6)	$(2)
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

Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Aerospace	$2,066	$1,975	$262	$283
Marine Systems	2,637	2,405	229	223
Combat Systems	1,745	1,801	276	270
Technologies	3,120	3,250	327	314
Corporate*	—	—	(14)	(18)
Total	$9,568	$9,431	$1,080	$1,072
Nine Months Ended
Aerospace	$5,575	$5,640	$677	$682
Marine Systems	7,656	7,122	639	607
Combat Systems	5,464	5,263	786	732
Technologies	9,482	9,419	941	859
Corporate*	—	—	(66)	(40)
Total	$28,177	$27,444	$2,977	$2,840
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
GLOBAL PANDEMIC UPDATE
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
The United States and other governments have taken several steps to respond to the pandemic. Most recently, on September 9, 2021, the president signed Executive Order 14042, initiating a process whereby covered federal contractors and subcontractors must implement federally required vaccine mandates. This federal contract requirement may affect various business units differently. We are working closely with our customer to ensure that we minimize disruptions and potential employee attrition at the site level as contract modifications are received that could trigger implementation. However, to the extent that we or our subcontractors experience employee attrition and/or work stoppages, our costs could increase, schedules could slip on affected programs and our ability to perform under some contracts could be negatively affected, particularly in those instances where we cannot receive cost reimbursement.
Our Aerospace segment’s operating results have experienced the most significant impact from the pandemic. New aircraft deliveries in the first half of 2021 reflect last year’s decision to reduce production rates to accommodate supply chain challenges and reduced demand due to the pandemic. However, aircraft orders have been strong in the first nine months of 2021, and deliveries are increasing in the second half of the year. As air travel has increased, demand for aircraft services has improved, but remains below pre-pandemic levels in some regions of the world. Our U.S. government business continues to experience some disruption from the COVID-19 pandemic, such as supply chain shortages, particularly in our Technologies segment. The Review of Operating Segments includes additional information on the third-quarter results for each of our segments.
U.S. GOVERNMENT BUDGET
With approximately 70% of our revenue from the U.S. government, government spending levels — particularly defense spending — influence our financial performance. The Congress has not yet passed a defense appropriations bill for the government’s fiscal year (FY) 2022 despite the fact that the new year began on October 1, 2021. However, on September 30, 2021, a continuing resolution (CR) was signed into law, providing funding for federal agencies through December 3, 2021. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels, and the DoD is prohibited from starting new programs. While this could result in delayed revenue growth as programs that were expected to have increased funding levels continue to operate at the prior-year levels until the current-year appropriations bill is passed, we do not anticipate that the current CR, or any subsequent extensions, will have a material impact on our results of operations, financial condition or cash flows.
OTHER LEGISLATIVE ACTIVITY
In September 2021, legislation was introduced in the U.S. House of Representatives that provides for significant changes to U.S. corporate income taxation, including an increase in the top corporate income tax rate from 21% to 26.5% and material changes to U.S. taxation of international activity. The legislation would also delay a requirement to capitalize and amortize over five years certain research and experimental expenditures beginning in 2022 that currently are deductible immediately.
We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, change may be made to such proposals prior to being enacted into law. If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations would be adversely impacted.

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

CONSOLIDATED OVERVIEW

Three Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$9,568	$9,431	$137	1.5%
Operating costs and expenses	(8,488)	(8,359)	(129)	1.5%
Operating earnings	1,080	1,072	8	0.7%
Operating margin	11.3%	11.4%
Nine Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$28,177	$27,444	$733	2.7%
Operating costs and expenses	(25,200)	(24,604)	(596)	2.4%
Operating earnings	2,977	2,840	137	4.8%
Operating margin	10.6%	10.3%
Our consolidated revenue increased in the first nine months of 2021 driven by growth in each of our defense segments, including increases in U.S. Navy ship construction in our Marine Systems segment, international military vehicle programs in our Combat Systems segment and IT services in our Technologies segment. These increases were offset partially by fewer aircraft deliveries in our Aerospace segment reflecting last year’s decision to lower aircraft production rates in response to the COVID-19 pandemic. On a quarter-over-quarter basis, the increase in U.S. Navy ship construction in our Marine Systems segment was offset partially by lower C4ISR solutions revenue in our Technologies segment. Operating margin decreased slightly in the third quarter of 2021 but was up 30 basis points in the first nine months of 2021 on strong operating results at our Technologies and Combat Systems segments.

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
AEROSPACE

Three Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$2,066	$1,975	$91	4.6%
Operating earnings	262	283	(21)	(7.4)%
Operating margin	12.7%	14.3%
Gulfstream aircraft deliveries (in units)	31	32	(1)	(3.1)%
Nine Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$5,575	$5,640	$(65)	(1.2)%
Operating earnings	677	682	(5)	(0.7)%
Operating margin	12.1%	12.1%
Gulfstream aircraft deliveries (in units)	80	87	(7)	(8.0)%

Operating Results
The change in the Aerospace segment’s revenue in the third quarter and first nine months of 2021 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$(45)	$(298)
Aircraft services and completions	136	233
Total increase (decrease)	$91	$(65)
Aircraft manufacturing revenue decreased in the first nine months of 2021 due to fewer aircraft deliveries reflecting the full impact of last year’s decision to reduce aircraft production rates in response to the COVID-19 pandemic. Aircraft services and completions revenue was higher in the third quarter and first nine months of 2021 due to increased air travel driving additional demand for maintenance work and activity at our fixed-base operator (FBO) facilities.
The change in the segment’s operating earnings in the third quarter and first nine months of 2021 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$(38)	$(157)
Aircraft services and completions	45	116
Impact of 2020 restructuring charge	—	42
G&A/other expenses	(28)	(6)
Total decrease	$(21)	$(5)
Aircraft manufacturing operating earnings were down in the first nine months of 2021 due to the planned reduced aircraft production and delivery rates, a less favorable mix of aircraft deliveries and sales of G500 flight-test aircraft, which typically sell at less than new plane prices. In the third quarter of 2021, aircraft manufacturing operating earnings were impacted negatively by the settlement of claims with a supplier related to the assignment of warranties following the end of G550 production. These decreases were offset by increased aircraft services and completions operating earnings due to higher volume and a favorable mix of aircraft services. Operating earnings in the first nine months of 2021 were also up due to a restructuring charge taken in the second quarter of 2020 to adjust the workforce size to the revised production levels. Operating earnings in the third quarter and first nine months of 2021 reflected higher G&A/other expenses due primarily to increased net R&D expenses associated with ongoing product development efforts, including flight test activities for the G700, which is scheduled to enter service in the fourth quarter of 2022. In total, the Aerospace segment’s operating margin decreased 160 basis points in the third quarter of 2021 and remained steady in the first nine months of 2021 compared with the prior-year periods.

MARINE SYSTEMS

Three Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$2,637	$2,405	$232	9.6%
Operating earnings	229	223	6	2.7%
Operating margin	8.7%	9.3%
Nine Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$7,656	$7,122	$534	7.5%
Operating earnings	639	607	32	5.3%
Operating margin	8.3%	8.5%
Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2021 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$228	$612
Commercial ship construction	(15)	(69)
U.S. Navy ship engineering, repair and other services	19	(9)
Total increase	$232	$534
Revenue from U.S. Navy ship construction was up across our shipyards in the third quarter and first nine months of 2021 due to increased volume on the Columbia-class submarine program, the Arleigh Burke-class (DDG-51) destroyer program and the John Lewis-class (T-AO-205) fleet replenishment oiler program. These increases were offset partially by lower commercial ship construction. Overall, the Marine Systems segment’s operating margin decreased 60 basis points in the third quarter of 2021 and 20 basis points in the first nine months of 2021, reflecting the shift in mix to early work on new submarine programs with typical lower initial profit rates.
COMBAT SYSTEMS

Three Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$1,745	$1,801	$(56)	(3.1)%
Operating earnings	276	270	6	2.2%
Operating margin	15.8%	15.0%
Nine Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$5,464	$5,263	$201	3.8%
Operating earnings	786	732	54	7.4%
Operating margin	14.4%	13.9%

Operating Results
The change in the Combat Systems segment’s revenue in the third quarter and first nine months of 2021 consisted of the following:

	Third Quarter	Nine Months
International military vehicles	$(27)	$214
Weapons systems and munitions	(16)	20
U.S. military vehicles	(13)	(33)
Total (decrease) increase	$(56)	$201
Revenue from international military vehicles increased in the first nine months of 2021 due to higher volume on wheeled armored vehicle programs, including contracts to produce armored combat support vehicles (ACSVs) and light armored vehicles (LAVs) for the Canadian government. In the third quarter of 2021, revenue was down due primarily to timing on several programs. The Combat Systems segment’s operating margin increased 80 basis points in the third quarter of 2021 and 50 basis points in the first nine months of 2021 on strong program performance, favorable product mix and continued cost reduction efforts.
TECHNOLOGIES

Three Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$3,120	$3,250	$(130)	(4.0)%
Operating earnings	327	314	13	4.1%
Operating margin	10.5%	9.7%
Nine Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$9,482	$9,419	$63	0.7%
Operating earnings	941	859	82	9.5%
Operating margin	9.9%	9.1%
Operating Results
The change in the Technologies segment’s revenue in the third quarter and first nine months of 2021 consisted of the following:

	Third Quarter	Nine Months
IT services	$28	$313
C4ISR* solutions	(158)	(250)
Total (decrease) increase	$(130)	$63
*Command, control, communications, computers, intelligence, surveillance and reconnaissance
IT services revenue increased due to the ramp up of several new programs and the reopening of, and increased access to, customer sites. The decrease in C4ISR solutions revenue was due to timing on several programs driven, in part, by impacts to customer acquisition cycles, chip shortages and other supply chain impacts resulting from the COVID-19 pandemic, which may extend into the fourth quarter. C4ISR solutions revenue also decreased due to approximately $115 of revenue in the prior-year period from a satellite communications business that was sold in the second quarter of 2020. Year-over-year growth for the segment was 1.9% excluding the impact of the sale.

Overall, the Technologies segment’s operating margin increased 80 basis points in the third quarter and first nine months of 2021 due to favorable contract mix and reduced COVID-related impacts in our IT services business, particularly customer reimbursement of idle workforce cost at zero fee in 2020 and early 2021. Additionally, operating results in the first nine months of 2020 included an approximate $40 loss on a contract with a non-U.S. customer from schedule delays caused by COVID-related travel restrictions, offset partially by a gain on the sale of the satellite communications business.
CORPORATE
Corporate operating results consisted primarily of equity-based compensation expense and totaled $14 in the third quarter and $66 in the first nine months of 2021 compared with $18 and $40 in the prior-year periods, respectively.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$5,518	$5,454	$64	1.2%
Operating costs	(4,552)	(4,459)	(93)	2.1%
Nine Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$16,033	$15,849	$184	1.2%
Operating costs	(13,249)	(13,052)	(197)	1.5%
The increase in product revenue in the third quarter and first nine months of 2021 consisted of the following:

	Third Quarter	Nine Months
Ship construction	$213	$543
Aircraft manufacturing	(45)	(298)
C4ISR products	(113)	(228)
Other, net	9	167
Total increase	$64	$184
Ship construction revenue increased in the third quarter and first nine months of 2021 driven by higher U.S. Navy ship construction volume across our shipyards. This increase was offset partially by lower aircraft manufacturing revenue due to fewer aircraft deliveries and decreased C4ISR products revenue driven by timing on several programs and supply chain shortages. In the third quarter and first nine months of 2021, the primary drivers of the changes in product operating costs were the changes in volume on the programs described above.

SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$4,050	$3,977	$73	1.8%
Operating costs	(3,386)	(3,388)	2	(0.1)%
Nine Months Ended	October 3, 2021	September 27, 2020	Variance
Revenue	$12,144	$11,595	$549	4.7%
Operating costs	(10,286)	(9,941)	(345)	3.5%
The increase in service revenue in the third quarter and first nine months of 2021 consisted of the following:

	Third Quarter	Nine Months
IT services	$28	$313
Aircraft services and completions	136	233
Other, net	(91)	3
Total increase	$73	$549
Services revenue increased in the third quarter and first nine months of 2021 due to the ramp up of several new IT services programs and the reopening of, and increased access to, customer sites, and higher aircraft services and completions revenue driven by additional maintenance work and FBO activity. Service operating costs decreased on increased revenue in the third quarter of 2021, and increased at a lower rate than revenue in the first nine months of 2021, due primarily to favorable contract mix and reduced COVID-related impacts in our IT services business.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 5.9% in the first nine months of 2021 and 2020.
OTHER, NET
Net other income was $95 in the first nine months of 2021 compared with $70 in the first nine months of 2020. Other represents primarily the non-service components of pension and other post-retirement benefits, which were income in both periods.
INTEREST, NET
Net interest expense was $331 in the first nine months of 2021 compared with $357 in the prior-year period. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 15.9% in the first nine months of 2021 compared with 15.2% in the prior-year period.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $88.1 billion at the end of the third quarter of 2021 compared with $89.2 billion on July 4, 2021. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $129.6 billion on October 3, 2021.
The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2021:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	October 3, 2021
Aerospace	$14,312	$378	$14,690	$1,974	$16,664
Marine Systems	24,639	21,684	46,323	5,127	51,450
Combat Systems	13,040	308	13,348	7,594	20,942
Technologies	9,619	4,118	13,737	26,784	40,521
Total	$61,610	$26,488	$88,098	$41,479	$129,577

	July 4, 2021
Aerospace	$13,155	$366	$13,521	$2,099	$15,620
Marine Systems	26,435	21,095	47,530	4,689	52,219
Combat Systems	14,157	271	14,428	7,711	22,139
Technologies	9,769	3,999	13,768	26,594	40,362
Total	$63,516	$25,731	$89,247	$41,093	$130,340

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2021 with backlog of $14.7 billion, up 8.6% from $13.5 billion on July 4, 2021, following growth of 13.3% in the second quarter of 2021.
Reflecting strong demand across our aircraft portfolio, unit orders in the third quarter of 2021 were the second highest of any quarter in more than five years. The segment’s book-to-bill ratio (orders divided by revenue) was 1.6-to-1 in the third quarter of 2021, resulting in a book-to-bill of 1.4-to-1 over the trailing 12 months. Our October 3, 2021, backlog included orders for the recently announced G400 and G800 aircraft.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On October 3, 2021, estimated potential contract value in the Aerospace segment was $2 billion.

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
Total backlog in our defense segments was $73.4 billion on October 3, 2021. In the third quarter of 2021, the Technologies segment achieved a book-to-bill ratio of 1-to1, and overall, the defense segments achieved a book-to-bill ratio of 1.1-to-1 over the trailing 12 months. Estimated potential contract value in our defense segments was $39.5 billion on October 3, 2021. We received the following significant contract awards during the third quarter of 2021:
MARINE SYSTEMS
•$475 from the U.S. Navy to provide ongoing lead yard services for the Columbia-class submarine program.
•$195 from the Navy to provide engineering, technical, design and planning yard support services for operational strategic and attack submarines.
•$160 from the Navy to provide maintenance and repair services for the Arleigh Burke-class destroyer, Nimitz-class aircraft carrier, San Antonio-class amphibious transport dock and Whidbey Island-class dock landing ship programs.
•$150 from the Navy for Advanced Nuclear Plant Studies (ANPS) in support of the Columbia-class submarine program and options totaling $570 of additional potential value.
COMBAT SYSTEMS
•$165 to produce various munitions, ordnance and missile subcomponents for the U.S. Army.
•$125 for Abrams main battle tank upgrades, mission control units and systems technical support.
•$60 from the Army for the concept design phase of the Optionally Manned Fighting Vehicle (OMFV) acquisition program.
•$30 from the Army for the production of Hydra-70 rockets.

TECHNOLOGIES
•$540 for several key contracts for classified customers and additional classified IDIQ awards with a maximum potential value of $4.2 billion among multiple awardees.
•A contract to provide cloud support services to the U.S. Patent and Trademark Office (USPTO). The contract has a maximum potential value of $190.
•A contract to modernize and consolidate existing information technology (IT) help desks for the Navy. The contract has a maximum potential value of $135.
•$85 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.
•$75 to provide logistics, sustainment and maintenance support services for the Army.
•$70 to provide command, control and communications capabilities for the DoD.
•$65 from the U.S. Department of State (DoS) to provide overseas consular services to support visa application and issuance at U.S. embassies and consulates throughout the world under the Global Support Strategy (GSS) program.
•$50 to provide simulation and training support for the Army.
•$45 from the Centers for Medicare and Medicaid Services (CMS) to provide cloud services and software tools.
•$45 to provide service desk; endpoint support and maintenance; and account, asset and security management services to the DoS.
•$45 from the U.S. Department of Veterans Affairs under the Veterans Intake, Conversion and Communications Services (VICCS) program to modernize benefits and claim processing.
•$40 to provide communications technical support for the U.S. Air Force.
•$35 to provide design, development, testing, installation, maintenance, logistics support and modernization for Navy airborne and shipboard platforms.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2021 with a cash and equivalents balance of $3.1 billion compared with $2.8 billion at the end of 2020.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first nine months of 2021 and 2020, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.

OPERATING ACTIVITIES
Cash provided by operating activities was $2.6 billion in the first nine months of 2021 compared with $1.3 billion in the same period in 2020. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both periods were affected negatively by growth in operating working capital (OWC), which is defined as current assets, excluding cash and equivalents, less current liabilities, excluding short-term debt and current portion of long-term debt. Throughout 2020, we experienced growth in OWC in our Aerospace segment due to our position in the development and production cycles of our Gulfstream aircraft models. While Aerospace OWC has decreased in the first nine months of 2021, the timing of billings and payments in our defense segments resulted in net OWC growth.

INVESTING ACTIVITIES
Cash used by investing activities was $501 in the first nine months of 2021 compared with $589 in the same period in 2020. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $502 in the first nine months of 2021 compared with $622 in the same period in 2020.

FINANCING ACTIVITIES
Cash used by financing activities was $1.8 billion in the first nine months of 2021 compared with $100 in the same period in 2020. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock option exercises. Our financing activities also include the use of cash for repurchases of common stock, payment of dividends and debt repayments.
Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $1.5 billion and $501 in the first nine months of 2021 and 2020, respectively, to repurchase our outstanding shares. On October 3, 2021, 13.8 million shares remained authorized by our board of directors for repurchase, representing 5% of our total shares outstanding.
On March 3, 2021, our board of directors declared an increased quarterly dividend of $1.19 per share, the 24th consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.10 per share in March 2020. Cash dividends paid were $983 in the first nine months of 2021 compared with $925 in the same period in 2020.
In May 2021, we issued $1.5 billion of fixed-rate notes. The proceeds, together with cash on hand and commercial paper issuances, were used to repay fixed- and floating-rate notes totaling $2.5 billion that matured in May 2021 and for general corporate purposes. In July 2021, we repaid an additional $500 of fixed-rate notes at the scheduled maturity. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note I to the unaudited Consolidated Financial Statements in Part 1, Item 1.
In the first nine months of 2021, we received net proceeds of $2 billion from the issuance of commercial paper, which remained outstanding on October 3, 2021. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Nine Months Ended	October 3, 2021	September 27, 2020
Net cash provided by operating activities	$2,589	$1,296
Capital expenditures	(502)	(622)
Free cash flow from operations	$2,087	$674
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	112%	60%
Free cash flow from operations	91%	31%
Net Debt. We define net debt as short- and long-term debt (total debt) less cash and equivalents. We believe net debt is a useful measure for investors because it reflects the borrowings that support our operations and capital deployment strategy. We use net debt as an important indicator of liquidity and financial position. The following table reconciles net debt with total debt:

	October 3, 2021	December 31, 2020
Total debt	$13,668	$12,998
Less cash and equivalents	3,139	2,824
Net debt	$10,529	$10,174

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $134 ($0.38) and $273 ($0.76) for the three- and nine-month periods ended October 3, 2021, and $84 ($0.23) and $169 ($0.46) for the three- and nine-month periods ended September 27, 2020, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 3, 2021, or September 27, 2020.
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
STATEMENT OF EARNINGS INFORMATION

	Nine Months Ended October 3, 2021	Year Ended December 31, 2020
Revenue	$9,752	$13,065
Operating costs and expenses, excluding G&A	(8,423)	(11,190)
Net earnings	464	738
BALANCE SHEET INFORMATION

	October 3, 2021	December 31, 2020
Cash and equivalents	$2,691	$1,952
Other current assets	2,825	2,894
Noncurrent assets	3,314	3,082
Total assets	$8,830	$7,928

Short-term debt and current portion of long-term debt	$2,000	$2,998
Other current liabilities	2,644	2,944
Long-term debt	11,420	9,922
Other noncurrent liabilities	5,206	5,645
Total liabilities	$21,270	$21,509
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 3, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 3, 2021, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
7/5/21-8/1/21	622,337	$188.41	622,337	13,834,422
8/2/21-8/29/21	—	—	—	13,834,422
8/30/21-10/3/21	—	—	—	13,834,422

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
7/5/21-8/1/21	1,176	188.58
8/2/21-8/29/21	820	197.20
8/30/21-10/3/21	467	202.00
	624,800	$188.43
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On June 2, 2021, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. We repurchased 0.6 million shares in the third quarter of 2021. On October 3, 2021, 13.8 million shares remained authorized by our board of directors for repurchase.
We did not make any unregistered sales of equity securities in the third quarter of 2021.

ITEM 6. EXHIBITS
10    General Dynamics Corporation Supplemental Savings Plan, amended and restated effective as of October 1, 2021*
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
Dated: October 27, 2021