Form 10-K
period 2021-12-31
GENERAL DYNAMICS CORP
filed 2022-02-09
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[☑] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Large accelerated filer _✓_ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company ___☐ Emerging growth company ___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes _✓_☑No ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___☐No _✓_☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $46,753,289,081 as of July 4, 2021 (based on the closing price of the shares on the New York Stock Exchange).
277,697,967 shares of the registrant’s common stock, $1 par value per share, were outstanding on January 30, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

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
Over the past nine years, we have invested approximately $22 billion to create, renew or expand our portfolio of products and services across our businesses to drive long-term growth and shareholder value creation. This includes product development investments in Aerospace to bring to market an all-new lineup of business jet aircraft, capital investments in Marine Systems to support significant growth in U.S. Navy ship and submarine construction plans over the next two decades, development of next-generation platforms and technologies to meet customers’ emerging requirements in Combat Systems, and strategic acquisitions to achieve critical mass and build out a complete spectrum of solutions for our Technologies customers.
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
We are committed to continual investment in R&D to create new aircraft that consistently broaden customer offerings while raising the bar for safety and performance. The result is the unprecedented development of an all-new lineup of the most technologically advanced business jet aircraft in the world. The Gulfstream family of aircraft offer industry-leading cabin, cockpit and safety technologies and the longest ranges at the fastest speeds in their respective classes.
The following represents Gulfstream’s current product line, along with the maximum range, maximum speed, cabin length (excluding baggage), and total number of city-pair speed records held for each aircraft:

G800

8,000 nautical miles
Mach 0.925
46 feet, 10 inches

G700

7,500 nautical miles
Mach 0.925
56 feet, 11 inches
5 city-pair records

G650ER

7,500 nautical miles
Mach 0.925
46 feet, 10 inches
71 city-pair records

G650

7,000 nautical miles
Mach 0.925
46 feet, 10 inches
51 city-pair records

G600

6,600 nautical miles
Mach 0.925
45 feet, 2 inches
26 city-pair records

G500

5,300 nautical miles
Mach 0.925
41 feet, 6 inches
42 city-pair records

G400

4,200 nautical miles
Mach 0.90
36 feet, 4 inches

G280

3,600 nautical miles
Mach 0.85
25 feet, 10 inches
77 city-pair records

Note: *Range subject to multiple variables*

The most recent additions to the in-service Gulfstream fleet are two new large-cabin aircraft, the G500 and G600, which entered service in 2018 and 2019, respectively. These clean-sheet (i.e., all-new) aircraft replace the G450 and G550 models, whose combined family has an installed base of more than 1,650 aircraft around the world. Our investment included development of a new wing, new avionics, new fuselage and new ergonomically designed larger interiors, as well as systems and technologies to improve the manufacturing process and quality of the platform. As a result, the G500 and G600 are faster, more fuel efficient and have greater cabin volume, more range and improved flight controls compared with the aircraft they are replacing. At year-end 2021, cumulative deliveries for these aircraft totaled almost 150.
The next model to join the Gulfstream lineup is the ultra-long-range, ultra-large-cabin G700. It combines our most spacious cabin with our advanced Symmetry Flight Deck, the industry’s most technologically advanced flight deck, which we launched on our G500 and G600 aircraft, and the superior high-speed performance of all-new engines to create best-in-class capabilities. Gulfstream is in the process of flight testing and certification of the G700, which currently has over 2,200 test hours. We expect the G700 to enter service in the fourth quarter of 2022 pending certification from the U.S. Federal Aviation Administration (FAA).
In October 2021, we introduced two new aircraft, the ultra-long-range, ultra-large-cabin G800 and large-cabin G400, completing a nearly two-decade effort to develop an all-new family of Gulfstream aircraft. Both aircraft combine our industry-leading high-speed range and efficiency, safety enhancements, and our advanced Symmetry Flight Deck. The G800 is Gulfstream’s longest-range aircraft, with an 8,000 nautical mile range at Mach 0.85, and it is expected to enter service in 2023 pending FAA certification. The G400 is a clean-sheet design developed in concert with the G500 and G600, thus expanding the commonality across the Gulfstream family of aircraft. Expected to enter service in 2025 pending FAA certification, the G400 will join a market segment in which Gulfstream has not participated for several decades.
The ultra-long-range, ultra-large-cabin G650 and G650ER continue to generate significant customer interest, with more than 470 aircraft of this family currently operating in 50 countries. Since the first G650 entered service in December 2012, its capabilities and reliability have led to significant sales and expansion of our installed base around the globe. Gulfstream’s current product line holds more than 270 city-pair speed records, more than any other business jet manufacturer, led by the G650ER, which holds the National Aeronautic Association’s polar and westbound around-the-world speed records.
Our disciplined and consistent approach to new product development has allowed us to introduce repeatedly first-to-market capabilities that set industry standards for safety, performance, quality, speed and comfort. Product enhancement and development efforts include initiatives in advanced avionics, composites, flight-control and vision systems, acoustics, and cabin technologies.
Gulfstream designs, develops and manufactures aircraft in Savannah, Georgia, including all large-cabin models. The mid-cabin G280 is assembled by a non-U.S. partner. All models are outfitted in Gulfstream’s U.S. facilities. As Gulfstream’s aircraft portfolio and customer base have grown and become increasingly global in reach over the years, we have invested in our facilities and operations around the world. At our Savannah campus, we added new purpose-built manufacturing facilities, increased aircraft service capacity, and opened a customer-support distribution center and a dedicated R&D campus.
We offer comprehensive support for the more than 3,000 Gulfstream aircraft in service around the world and operate the largest factory-owned service network in the industry. We continue to invest in these maintenance, repair and overhaul (MRO) facilities and inventory to accommodate fleet growth. We also operate a 24/7 year-round customer support center and offer on-call Gulfstream aircraft technicians ready to deploy around the world for customer service requirements under our Field and Airborne Support Team (FAST) rapid-response unit.

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
Jet Aviation manages nearly 300 business aircraft globally on behalf of individuals and corporate owners. We operate a leading global FBO network and support all aircraft types with the full range of maintenance services, including 24/7 global aircraft-on-ground support. We also operate one of the world’s largest custom completion and refurbishment centers for both narrow- and wide-body aircraft and perform modifications, upgrades and lifecycle sustainment support for various government fleets. We continue to grow our global footprint through acquisitions, expansions and significant renovations in key business aviation markets.
The following map displays the broad reach of our combined Gulfstream and Jet Aviation services network, including authorized service centers:
The Aerospace segment is committed to sustainability and the reduction of aviation’s carbon footprint. In support of this strategy, Gulfstream and Jet Aviation offer sustainable aviation fuel through our combined services network and lead the industry in total gallons supplied to the business jet market. Furthermore, we offer carbon offset credits and book and claim options to our customers, enabling them to operate aircraft on a carbon-neutral basis.
Revenue for the Aerospace segment was 21% of our consolidated revenue in 2021 and 2020 and 25% in 2019. Revenue by major products and services was as follows:

Year Ended December 31	2021	2020	2019
Aircraft manufacturing	$5,864	$6,115	$7,541
Aircraft services	2,271	1,960	2,260
Total Aerospace	$8,135	$8,075	$9,801

MARINE SYSTEMS
Our Marine Systems segment is the leading designer and builder of nuclear-powered submarines and a leader in surface combatant and auxiliary ship design and construction for the U.S. Navy. We also provide maintenance, modernization and lifecycle support services for Navy ships and maintain the most sophisticated marine engineering expertise in the world to support future capabilities. Our ability to design, build and maintain our nation’s most technologically sophisticated warships is a critical element of the U.S. defense industrial base. In addition to Navy ships, we design and build ocean-going Jones Act ships for commercial customers. Marine Systems consists of three business units — Electric Boat, Bath Iron Works and NASSCO.
In support of our Navy customer’s significant increase in demand for submarines and surface ships, we are making substantial investments to expand our facilities, grow and train our workforce, and expand our supply chain. The resulting increase in capacity and capabilities will support the unprecedented growth expected in our shipbuilding business, particularly submarines, for the next two decades.
Electric Boat is the prime contractor and lead shipyard on all Navy nuclear-powered submarine programs. The business is responsible for all aspects of design and engineering and leads the construction of both the Virginia-class attack submarine and the Columbia-class ballistic-missile submarine.
The Navy procures Virginia-class submarines in multi-boat blocks, currently at a two-per-year rate. We are currently working on Blocks IV and V in the program, with 19 Virginia-class submarines in our backlog scheduled for delivery through 2031. Nine of the boats in Block V include the Virginia Payload Module (VPM), an 84-foot Electric Boat-designed-and-built hull section that adds four additional payload tubes, more than tripling the strike capacity of these submarines and providing unique capabilities to support special missions.
The Columbia-class ballistic-missile submarine is a 12-boat program that the Navy considers its top acquisition priority. Accordingly, the program has received the highest possible rating from the government’s Defense Priorities and Allocations System (DPAS). These submarines will provide strategic deterrent capabilities for decades, with the first boat delivering in 2027 to begin replacement of the current Ohio-class ballistic-missile submarine fleet as it reaches the end of its service life. Construction is scheduled to continue for two decades, and the value of the Navy’s program of record is in excess of $110 billion. The submarine’s design was more than 80% complete at the time we began construction of the first boat in 2020, nearly twice as mature as any of the Navy’s previous submarine programs at the start of construction.
We are investing $1.8 billion of capital in expanded and modernized facilities at Electric Boat to support the growth in submarine construction and expect the projects to be substantially complete by the end of 2023. Equal to the commitment of capital is our commitment to our Electric Boat workforce, which is on track to grow approximately 25% in the current decade, particularly in support of Columbia-class production. Along with strong contributions from the states of Connecticut and Rhode Island, we continue to invest in the training and tools necessary for our employees to be prepared to deliver these next-generation submarines to the Navy on time and on budget. We are also working with our network of approximately 3,000 suppliers — mostly small businesses — to support concurrent production of the two submarine programs.

Bath Iron Works builds the Arleigh Burke-class (DDG-51) guided-missile destroyers and manages modernization and lifecycle support for the class. We have a total of 10 ships in backlog scheduled for delivery through 2027.
NASSCO specializes in Navy auxiliary and support ships and is currently building the Expeditionary Sea Base (ESB), which serves as an afloat forward-staging base for U.S. Marines and special operations forces, and the John Lewis-class (T-AO-205) fleet replenishment oiler. Work on the two ESBs in backlog will continue into 2024, while the initial ships in the T-AO-205 program have deliveries planned into 2025. NASSCO has also designed and built crude oil and product tankers and container and cargo ships for commercial customers, satisfying Jones Act requirements that ships carrying cargo between U.S. ports be built in U.S. shipyards.
On December 31, 2021, backlog for our major ship construction programs and the scheduled final delivery date of ships currently in backlog were as follows:

Virginia-class submarine

$21.3 billion (19 ships) 2031

Columbia-class submarine

$13.6 billion (first 2 ships)* 2029

Arleigh Burke-class (DDG-51) destroyer

$5.6 billion (10 ships) 2027

John Lewis-class (T-AO-205) fleet replenishment oiler

$1.3 billion (6 ships) 2025

Expeditionary Sea Base (ESB) auxiliary support ship

$0.5 billion (2 ships) 2024

**Includes both engineering and construction*

In addition to design and construction activities, our Marine Systems segment provides comprehensive post-delivery services to modernize and extend the service life of these and other Navy ships. NASSCO conducts full-service maintenance and surface-ship repair operations in Navy fleet concentration areas in San Diego, California; Norfolk, Virginia; Mayport, Florida; and Bremerton, Washington. Electric Boat provides submarine maintenance and modernization services in a variety of U.S. locations, and Bath Iron Works provides lifecycle support services for Navy surface ships in both U.S. and overseas ports. In support of allied navies, we offer program management, planning, engineering and design support for submarine and surface-ship construction programs.

Revenue for the Marine Systems segment was 27% of our consolidated revenue in 2021, 26% in 2020 and 23% in 2019. Revenue by major products and services was as follows:

Year Ended December 31	2021	2020	2019
Nuclear-powered submarines	$7,117	$6,938	$6,254
Surface ships	2,328	2,055	1,912
Repair and other services	1,081	986	1,017
Total Marine Systems	$10,526	$9,979	$9,183
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
We are maximizing the effectiveness and lethality of the Army’s tank fleet with next-generation Abrams upgrades, providing technological advancements in communications, power generation, fuel efficiency, optics and armor. Even as we are delivering this modernized platform in the System Enhanced Package Version 3 (SEPv3) configuration, we are developing an Abrams SEPv4 configuration with additional advanced capabilities, including incorporating next-generation electronic architecture technology that will allow this platform to adapt and incorporate transformative capabilities into the future. We are also upgrading Abrams tanks for several non-U.S. partners.
The Stryker is an eight-wheeled, medium-weight combat vehicle that combines lethality, mobility and survivability. Land Systems continues to develop upgrades and enhancements to this highly versatile and combat-proven platform to address the Army’s evolving operational needs. We are fielding a new-generation Stryker that includes the double-V-hull (DVH) for survivability, increased power, improved cross-country mobility and an advanced digital, in-vehicle network. We have completed fielding these vehicles for the first of nine Army brigades, as well as for the Army’s Ranger Regiment. In addition, coordination continues with the Army for next-generation upgrades to the platform and new uses for the vehicle. Leveraging our rapid prototyping expertise and customer intimacy, we continue to expand the mission capabilities of this platform, including an air defense mission package (M-SHORAD), a state-of-the-art electronic warfare suite, a high-energy laser, a high-power microwave, and several command post options.

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
Land Systems is producing 360 new LAVs in eight variants, including ambulances, command posts, maintenance and recovery vehicles, and troop-carrying vehicles, for the Canadian Army, as well as upgrading its existing fleet. Land Systems is also producing the British Army’s AJAX armored fighting vehicle, a next-generation, medium-weight tracked combat vehicle. With six variants, including a reconnaissance vehicle, an armored personnel carrier, and various support platforms, the AJAX family of vehicles offers advanced electronic architecture and proven technology for an unparalleled balance of survivability, lethality and mobility, along with high reliability for a vehicle in its weight class.
ELS is producing and upgrading Piranha vehicles, a premier 8x8 armored combat vehicle, around the world. We are currently providing Piranha 5 vehicles for several countries, including Denmark, Romania and Spain. Additionally, we provide mobile bridge systems with payloads ranging from 100 kilograms to 100 tons to customers worldwide. We offer the ASCOD, a highly versatile tracked combat vehicle with multiple versions, including the Spanish Pizarro and the Austrian Ulan. ELS also offers Duro and Eagle tactical vehicles in a range of options and weight classes and is currently producing these vehicles for Denmark, Luxembourg, Switzerland and Germany, while providing a full range of product support for the German armed forces.
We are expanding our platform capabilities through continued investment in robotic and autonomous vehicle technology. We have the Multi-Utility Tactical Transport (MUTT), a semi-autonomous robotic platform that can be equipped with an array of modular mission payloads for use alongside dismounted soldiers. This platform was selected as the U.S. Army’s first robotic vehicle program of record and is officially designated as the Small Multipurpose Equipment Transport (SMET). Additionally, we have the Tracked Robot 10-ton (TRX) prototype, a medium-sized, semi-autonomous combat vehicle that enables critical battlefield roles, such as direct and indirect fire, autonomous resupply, reconnaissance and other battlefield missions.

On December 31, 2021, the installed base for our major vehicle programs, as well as the quantity and scheduled final delivery date of vehicles and vehicle upgrades currently in backlog were as follows:

Vehicle	Installed Base		Backlog	
		Vehicle Quantity	*Countries*	*Vehicle Quantity*	*Final Delivery*
	ABRAMS Main Battle Tank	*3,988*	*7*	*476*	*2025*
	STRYKER Wheeled Vehicle	*3,362*	*2*	*401*	*2023*
	Light Armored Vehicle (LAV)	*6,425*	*7*	*642*	*2025*
	AJAX / ASCOD Tracked Vehicle	*475*	*4*	*509*	*2024*
	PANDUR / PIRANHA Armored Vehicle	*7,332*	*25*	*580*	*2027*
	DURO / EAGLE Tactical Vehicle	*2,156*	*3*	*1,372*	*2024*

Complementing these military-vehicle offerings, OTS designs, develops and produces a comprehensive array of sophisticated weapon systems for ground forces, including the M2/M2-A1 heavy machine guns and MK19/MK47 grenade launchers. OTS also produces next-generation weapon systems for shipboard and aircraft applications, including high-speed Gatling guns for all U.S. fighter aircraft, including the F-35 Joint Strike Fighter.
OTS’s munitions portfolio covers the full breadth of naval, air and ground forces applications across all calibers and weapon platforms for the U.S. government and its non-U.S. partners. Globally, we maintain a market-leading position in the supply of Hydra-70 rockets, general-purpose bombs and bomb bodies, large-caliber tank ammunition, medium-caliber ammunition, military propellants, mortar, and artillery projectiles. OTS is also the systems integrator for the next generation of artillery solutions in support of the Army’s Indirect Fire Modernization objectives. Additionally, OTS maintains a leading position providing missile subsystems in support of U.S. tactical and strategic missiles, provisioning both legacy and next-generation missiles with critical aerostructures, control actuators, high-performance warheads and cutting-edge hypersonic rocket cases.

Revenue for the Combat Systems segment was 19% of our consolidated revenue in 2021 and 2020 and 18% in 2019. Revenue by major products and services was as follows:

Year Ended December 31	2021	2020	2019
Military vehicles	$4,699	$4,687	$4,620
Weapons systems, armament and munitions	2,006	1,991	1,906
Engineering and other services	646	545	481
Total Combat Systems	$7,351	$7,223	$7,007
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
•mobile communication, computers, command-and-control and cyber (C5) mission systems; and
•intelligence, surveillance and reconnaissance (ISR) solutions.
This market has experienced a series of structural shifts in recent years, and our response to those trends has further solidified our position as a market leader. Over the past decade, the Department of Defense (DoD), the intelligence community and federal civilian agencies have increasingly prioritized technology solutions as a critical element of their missions. Cloud computing capabilities, cyber security threats, and advancements in artificial intelligence have transformed technology resources from short-cycle back-office support functions to a strategic priority for this customer community. The result is a significant increase in federal IT modernization and technology investments in recent years and a shift to large-scale, end-to-end, highly engineered solutions that require critical mass and a broad array of technology services and hardware offerings to meet these customer demands. The coronavirus (COVID-19) pandemic has only accelerated these trends, which have included an expansion of remote connectivity and added urgency to required technology investments.
These market shifts have resulted in significant consolidation in the industry in recognition of the scale and breadth of capabilities required to meet this growing demand. In response to these market dynamics, in 2015 we combined our C5 and ISR operations into a single Mission Systems business unit, and in 2018 we acquired CSRA, Inc. (CSRA), which doubled the size of our IT services business, brought critical capabilities and repositioned the segment as a leader in this market.
During the four years following the acquisition of CSRA, GDIT and Mission Systems carried out considerable portfolio shaping and realignment. At the top level, the two businesses share the same defense, intelligence and federal civilian customer base and increasingly go to market together to meet the ever-changing information-systems and mission-support needs of these customers. In addition, with the convergence of digital technologies, the two businesses have considerable commonality and benefit from significant complementary pull-through in their core offerings and solution sets, particularly in the areas of cloud computing; artificial intelligence and machine learning (AI/ML); big data analytics; development, security and operations (DevSecOps); software-defined networks; and everything as-a-service (XaaS).

With a broad network of global partners, the segment develops solutions that keep its customers at the leading edge of technology in support of their missions. The segment’s highly skilled workforce is one of its key differentiators and comprises approximately 40,000 employees, including technologists, engineers, mission experts and cleared personnel dedicated to solving the toughest security and technology challenges facing the United States and its allies.
GDIT modernizes large-scale IT enterprises and deploys the latest technologies to optimize and protect customer networks, data and information. Operating hundreds of complex digital modernization programs across the federal government, GDIT’s expansive portfolio includes cloud strategy and services, cybersecurity, network modernization, managed services, AI/ML, application development, and high-performance computing.
Mission Systems offers solutions across all domains and produces a unique combination of products and capabilities that are purpose-built for essential C5ISR applications. Our technologies and products are often built into platforms and integrated systems on which our customers rely. The business’ portfolio includes prime contract programs to provide innovative defense-electronics solutions as well as subcontract efforts that enhance the capabilities of large-scale land, air, sea and space platforms.
The Technologies segment leverages its scale, partnerships and deep knowledge of its customers’ missions and challenges to bring innovation to those customers across a portfolio of thousands of contracts. While no individual contract is material to the segment’s results, the following highlights provide a sampling of the value of this combined business.
GDIT delivers a full spectrum of cloud solutions and services to modernize customers’ legacy IT infrastructures and systems. These cloud capabilities advance security and accelerate access to cutting-edge technologies such as high-performance computing and AI/ML. For the DoD, GDIT is delivering, integrating and supporting Microsoft’s cloud-based productivity suite, Microsoft Office 365, under the Defense Enterprise Office Systems (DEOS) contract, which secures and streamlines email and collaborative tools across the DoD enterprise. In the federal civilian market, GDIT is delivering a scalable, hybrid multi-cloud platform to modernize the United States Patent and Trademark Office’s IT infrastructure and services.
We apply AI/ML to expand the human capacity to make better decisions and implement smarter actions as we automate, secure and enhance our customers’ operations. For the Department of Veterans Affairs (VA), GDIT leverages managed services and AI/ML to accelerate veteran benefits claims processing, develops applications and software to improve the veteran user experience, and provides on-demand 24/7/365 IT support to more than 500,000 VA personnel nationwide. In the federal civilian sector, GDIT supports some of the fastest supercomputers in the world, responsible for biomedical research, weather forecasting and climate modeling.
To adapt to a constantly evolving threat landscape, GDIT embeds cyber solutions into every aspect of digital modernization. More than 3,000 cyber professionals support cyber projects across 30 agencies in the federal government. This work includes modernizing the IT infrastructure for the U.S. Southern Command’s (USSOUTHCOM) secured networks with a full range of capabilities, including cyber security, cloud computing and software development.
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
Mission Systems is also investing in autonomous capabilities, opening in 2021 a new Unmanned Undersea Vehicle (UUV) Manufacturing and Assembly Center of Excellence in Taunton, Massachusetts. The facility will provide manufacturing, assembly, integration and testing capabilities for Mission Systems’ Knifefish and Bluefin Robotics UUVs.
Revenue for the Technologies segment was 33% of our consolidated revenue in 2021 and 34% in 2020 and 2019. Revenue by major products and services was as follows:

Year Ended December 31	2021	2020	2019
IT services	$8,069	$7,892	$8,422
C5ISR solutions	4,388	4,756	4,937
Total Technologies	$12,457	$12,648	$13,359

CUSTOMERS
In 2021, 70% of our consolidated revenue was from the U.S. government, 12% was from U.S. commercial customers, 10% was from non-U.S. government customers and the remaining 8% was from non-U.S. commercial customers.
U.S. GOVERNMENT
Our primary customer is the DoD. We also contract with other U.S. government customers, including the intelligence community and the Departments of Homeland Security and Health and Human Services. Our revenue from the U.S. government was as follows:

Year Ended December 31	2021	2020	2019
DoD	$21,386	$20,840	$19,864
Non-DoD	4,862	4,726	5,254
Foreign military sales (FMS)*	598	737	689
Total U.S. government	$26,846	$26,303	$25,807
% of total revenue	70%	69%	66%
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
Of our U.S. government revenue, fixed-price contracts accounted for 57% in 2021 and 59% in 2020 and 2019; cost-reimbursement contracts accounted for 36% in 2021 and 35% in 2020 and 2019; and time-and-materials contracts accounted for 7% in 2021 and 6% in 2020 and 2019.
For information on the advantages and disadvantages of each of these contract types, see Note B to the Consolidated Financial Statements in Item 8.
U.S. COMMERCIAL
Our U.S. commercial revenue was $4.8 billion in 2021, $4.9 billion in 2020 and $6 billion in 2019, which represented 12%, 13% and 15% of our consolidated revenue in each of the respective years. The majority of this revenue was for business jet aircraft and related services where our customer base consists of individuals and public and privately held companies across a wide range of industries.
NON-U.S.
Our revenue from non-U.S. government and commercial customers was $6.8 billion in 2021, $6.7 billion in 2020 and $7.6 billion in 2019, which represented 18% of our consolidated revenue in 2021 and 2020 and 19% in 2019.
We conduct business with customers around the world. Our non-U.S. defense subsidiaries maintain long-term relationships with their customers and have established themselves as principal regional suppliers and employers, providing a broad portfolio of products and services.
Our non-U.S. commercial revenue consists primarily of business jet aircraft exports and worldwide aircraft services. While the installed base of aircraft is concentrated in North America, orders from customers outside North America represent a significant portion of our aircraft business with approximately 45% of the Aerospace segment’s aircraft backlog on December 31, 2021.

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
DEFENSE MARKET COMPETITION
The U.S. government contracts with numerous domestic and non-U.S. companies for products and services. We compete against other contractors as well as smaller companies that specialize in a particular technology or capability. Outside the United States, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers. Our Marine Systems segment has one primary competitor with which it also partners on the Virginia-class submarine program, and to which it subcontracts on the Columbia-class submarine program. Our Combat Systems segment competes with a large number of U.S. and non-U.S. businesses. Our Technologies segment competes with many companies, from large government contracting and commercial technology companies to small niche competitors with specialized technologies or expertise. The operating cycle of many of our major programs can result in sustained periods of program continuity when we perform successfully.
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

HUMAN CAPITAL MANAGEMENT
Our company consists of a community of approximately 103,100 employees dedicated to our ethos of transparency, trust, honesty and alignment. These four values drive how we operate our business; govern how we interact with each other and our customers, partners, and suppliers; guide the way that we treat our workforce; and determine how we connect with our communities. Our commitment to ethical business practices is outlined in our Standards of Business Ethics and Conduct, commonly known as our Blue Book. The Blue Book states our expectation that all employees conduct business in accordance with our Ethos, applicable laws and our policies; each employee is asked to acknowledge receipt, understanding of and compliance with our standards.
Due to the highly specialized nature of our business, we are required to hire and train skilled and qualified personnel to design and build the products and perform the services required by our customers. We recognize that our success as a company depends on our ability to attract, develop and retain a qualified workforce. As such, we promote the health, welfare and safety of our employees. Part of our responsibility includes treating all employees with dignity and respect and providing them with fair, market-based, competitive and equitable compensation. We recognize and reward the performance of our employees in line with our pay-for-performance philosophy and provide a comprehensive suite of benefit options that enables our employees and their dependents to live healthy and productive lives.
Safety in our workplaces is paramount. Across our businesses, we take measures to prevent workplace hazards, encourage safe behaviors and enforce a culture of continuous improvement to ensure our processes help reduce incidents and illnesses and comply with governing health and safety laws. These efforts continue to be of the utmost importance as we address the ongoing challenges presented by the COVID-19 pandemic.
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
2021 WORKFORCE STATISTICS
•Approximately 85% of our employees are based in the United States, of which roughly 70% are white, 30% are people of color and 20% are veterans of the U.S. armed forces. The remaining 15% of our workforce is based internationally in over 65 countries with the primary concentrations in North America and Europe.
•Our global workforce is 76% male and 24% female with our senior leadership teams across the business represented by 74% males and 26% females. During 2021, the diversity profile of our workforce continued to improve across our businesses as we hired approximately 21,300 individuals of which 69% were male and 31% were female. For our 2021 U.S.-based hires, 61% were white and 39% were people of color.

RAW MATERIALS AND SUPPLIERS
We depend on suppliers and subcontractors for raw materials, components and subsystems. Our U.S. government customer is a supplier on some of our programs. These supply networks can experience price fluctuations and capacity constraints, which can put pressure on our costs. Effective management and oversight of suppliers and subcontractors is an important element of our successful performance. If our sources of supply are disrupted, particularly in instances where we rely on only one or two sources of supply, our ability to meet our customer commitments could be adversely impacted. We attempt to mitigate risks with our suppliers by entering into long-term agreements and leveraging company-wide agreements to achieve economies of scale and by negotiating flexible pricing terms in our customer contracts. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.

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
Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. Historically, these costs have not been material. In addition, we could be affected by future laws or regulations imposed in response to concerns over climate change, the timing and effect of which are difficult to assess.
Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs or facilities and could increase environmental compliance expenditures, including increased energy and raw materials costs. Environmental costs are often recoverable under our contracts with the U.S. government. Based on information currently available and current U.S. government policies relating to cost recovery, we do not expect continued compliance with environmental regulations, including costs associated with changes in environmental and climate change laws or regulations, to have a material impact on our results of operations, financial condition or cash flows. For additional information relating to the impact of environmental matters, see Note M to the Consolidated Financial Statements in Item 8.

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
Risks Relating to Our Business and Industry
The U.S. government provides a significant portion of our revenue. In 2021, 70% of our consolidated revenue was from the U.S. government. Levels of U.S. defense spending are driven by threats to national security. Competing demands for federal funds can pressure various areas of spending. Decreases in U.S. government defense and other spending or changes in spending allocation or priorities could result in one or more of our programs being reduced, delayed or terminated, which could impact our financial performance.
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
Our government contracts are subject to termination rights by the customer. U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated for convenience, a contractor usually is entitled to receive payments for its allowable costs incurred and the proportionate share of fees or earnings for the work performed. The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays only for the work it has accepted. Many foreign contracts have similar termination rights by customers. The termination of multiple or large programs could have a material adverse effect on our future revenue and earnings.
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

Risks Relating to Our Acquisitions and Similar Investment Activities
We have made and expect to continue to make investments, including acquisitions and joint ventures, that involve risks and uncertainties. When evaluating potential acquisitions and joint ventures, we make judgments regarding the value of business opportunities, technologies and other assets, and the risks and costs of potential liabilities based on information available to us at the time of the transaction. Whether we realize the anticipated benefits from these transactions depends on multiple factors, including our integration of the businesses involved; the performance of the underlying products, capabilities, or technologies; market conditions following the acquisition; and acquired liabilities, including some that may not have been identified prior to the acquisition. These factors could materially adversely affect our financial results.
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
Other Business and Operational Risks
Our business could be negatively impacted by cybersecurity events and other disruptions. We face various cybersecurity threats, including threats to our IT infrastructure and attempts to gain unauthorized access to our proprietary or classified information, denial-of-service attacks, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. We also design and manage IT systems and products that contain IT systems for various customers. We generally face the same security threats for these systems as for our own internal systems. In addition, we face cyber threats from entities that may seek to target us through our customers, suppliers, subcontractors and other third parties with whom we do business. Accordingly, we maintain information security staff, policies and procedures for managing risk to our information systems; we conduct employee training on cybersecurity to mitigate persistent and continuously evolving cybersecurity threats; and we report cybersecurity events or losses of customer data to affected customers and applicable regulatory authorities. However, there can be no assurance that any such actions, or the safeguards put in place by our customers, suppliers, subcontractors and other parties on which we rely, will be sufficient to detect, prevent and mitigate cybersecurity breaches or disruptions, or the unauthorized release of sensitive information or corruption of data.
We have experienced cybersecurity events and disruptions such as viruses and attacks targeting our IT systems. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could, among other things, cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and loss of business; challenge our eligibility for future work on sensitive or classified systems for government customers; and impact our results of operations materially. Due to the evolving nature of these security threats, the potential impact of any future incident cannot be predicted. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.
Our business may continue to be negatively impacted by the coronavirus (COVID-19) pandemic or other similar outbreaks. The COVID-19 pandemic has had, and could continue to have, a negative effect on our business, results of operations and financial condition. Effects include disruptions or restrictions on our employees’ ability to work effectively, temporary closures of our facilities or the facilities of our customers, and supply-chain disruptions, which could affect our ability to perform on our contracts. In addition, the U.S. government’s federal contractor vaccine mandate could adversely affect our ability, and our subcontractors’ ability, to hire and retain highly skilled employees to work on U.S. government programs. Any cost increases that result from these effects may not be fully recoverable on our contracts or adequately covered by insurance, which could impact our profitability. In addition, the COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, which could result in a prolonged economic downturn that may negatively affect demand for our products and services. The imposition of quarantine and travel restrictions has negatively affected and, if reimposed, may continue to negatively affect portions of our business, particularly our Aerospace and Technologies segments. The extent to which COVID-19 continues to impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, including the emergence of new variants, the severity of the disease, vaccination rates and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic. Other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or our customers are located could similarly affect our business in the future.
Increased regulation related to global climate change could negatively affect our business. Increased public awareness and concern regarding global climate change may result in state, federal or international requirements to reduce or mitigate global warming, such as the imposition of carbon pricing mechanisms or stricter limits on greenhouse gas emissions. If environmental or climate-change laws or regulations are adopted or changed that impose significant new costs, operational restrictions or compliance requirements upon our business or our products, they could increase our capital expenditures, reduce our margins and adversely affect our financial position.

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
On December 31, 2021, our segments had material operations at the following locations:
•Aerospace – Van Nuys, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Westfield, Massachusetts; Teterboro, New Jersey; New York, New York; Tulsa, Oklahoma; Dallas, Texas; Dulles, Virginia; Appleton, Wisconsin; Sydney, Australia; Beijing, China; Mexicali, Mexico; Singapore; Basel, Switzerland; Farnborough, United Kingdom.
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

A summary of floor space by segment on December 31, 2021, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	6.0	9.3	0.5	15.8
Marine Systems	8.4	4.5	—	12.9
Combat Systems	5.8	4.0	5.0	14.8
Technologies	3.1	7.4	0.9	11.4
Total square feet	23.3	25.2	6.4	54.9

ITEM 3. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note M to the Consolidated Financial Statements in Item 8.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
All of our executive officers are appointed annually. None of our executive officers were selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the past five years as of February 9, 2022, were as follows (references are to positions with General Dynamics Corporation, unless otherwise noted):

Name, Position and Office	Age

Jason W. Aiken - Senior Vice President and Chief Financial Officer since January 2014; Vice President of the company and Chief Financial Officer of Gulfstream Aerospace Corporation, September 2011 - December 2013; Vice President and Controller, April 2010 - August 2011; Staff Vice President, Accounting, July 2006 - March 2010	49

Christopher J. Brady - Vice President of the company and President of General Dynamics Mission Systems since January 2019; Vice President, Engineering of General Dynamics Mission Systems, January 2015 - December 2018; Vice President, Engineering of General Dynamics C4 Systems, May 2013 - December 2014; Vice President, Assured Communications Systems of General Dynamics C4 Systems, August 2004 - May 2013	59

Mark L. Burns - Vice President of the company and President of Gulfstream Aerospace Corporation since July 2015; Vice President of the company since February 2014; President, Product Support of Gulfstream Aerospace Corporation, June 2008 - June 2015	62

Danny Deep - Vice President of the company and President of General Dynamics Land Systems since April 2020; Chief Operating Officer of General Dynamics Land Systems, September 2018 - April 2020; Vice President of General Dynamics Land Systems – Canada, January 2011 - September 2018	52

Gregory S. Gallopoulos - Senior Vice President, General Counsel and Secretary since January 2010; Vice President and Deputy General Counsel, July 2008 - January 2010; Managing Partner of Jenner & Block LLP, January 2005 - June 2008	62

M. Amy Gilliland - Senior Vice President of the company since April 2015; President of General Dynamics Information Technology since September 2017; Deputy for Operations of General Dynamics Information Technology, April 2017 - September 2017; Senior Vice President, Human Resources and Administration, April 2015 - March 2017; Vice President, Human Resources, February 2014 - March 2015; Staff Vice President, Strategic Planning, January 2013 - February 2014; Staff Vice President, Investor Relations, June 2008 - January 2013	47

Kevin M. Graney - Vice President of the company and President of Electric Boat Corporation since October 2019; Vice President of the company and President of NASSCO, January 2017 - October 2019; Vice President and General Manager of NASSCO, November 2013 - January 2017	57

Kimberly A. Kuryea - Senior Vice President, Human Resources and Administration since April 2017; Vice President and Controller, September 2011 - March 2017; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 - August 2011; Staff Vice President, Internal Audit, March 2004 - October 2007	54

Christopher Marzilli - Executive Vice President, Technologies since December 2020; Executive Vice President, Information Technology and Mission Systems, January 2019 - December 2020; Vice President of the company and President of General Dynamics Mission Systems, January 2015 - December 2018; Vice President of the company and President of General Dynamics C4 Systems, January 2006 - December 2014; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 - January 2006	62

William A. Moss - Vice President and Controller since April 2017; Staff Vice President, Internal Audit, May 2015 - March 2017; Staff Vice President, Accounting, August 2010 - May 2015	58

Phebe N. Novakovic - Chairman and Chief Executive Officer since January 2013; President and Chief Operating Officer, May 2012 - December 2012; Executive Vice President, Marine Systems, May 2010 - May 2012; Senior Vice President, Planning and Development, July 2005 - May 2010; Vice President, Strategic Planning, October 2002 - July 2005	64

Mark C. Roualet - Executive Vice President, Combat Systems, since March 2013; Vice President of the company and President of General Dynamics Land Systems, October 2008 - March 2013; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 - October 2008	63

Robert E. Smith - Executive Vice President, Marine Systems, since July 2019; Vice President of the company and President of Jet Aviation, January 2014 - July 2019; Vice President and Chief Financial Officer of Jet Aviation, July 2012 - January 2014	54

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the trading symbol “GD.”
On January 30, 2022, there were approximately 10,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note R to the Consolidated Financial Statements contained in Item 8.
We did not make any unregistered sales of equity securities in 2021.

The following table provides information about our fourth-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

			Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Period	Total Number of Shares	Average Price per Share
Shares Purchased Pursuant to Share Buyback Program
10/4/21-10/31/21	24,637	$202.94	24,637	13,809,785
11/1/21-11/28/21	449,553	200.19	449,553	13,360,232
11/29/21-12/31/21	1,305,295	201.90	1,305,295	12,054,937

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
10/4/21-10/31/21	—	—
11/1/21-11/28/21	—	—
11/29/21-12/31/21	378	196.31
	1,779,863	$201.48
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On June 2, 2021, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. We repurchased 1.8 million shares in the fourth quarter of 2021. On December 31, 2021, 12.1 million shares remained authorized by our board of directors for repurchase.
For additional information relating to our purchases of common stock during the past three years, see Note N to the Consolidated Financial Statements in Item 8.

The following performance graph compares the cumulative total return to shareholders on our common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s 500 Index and the Standard & Poor’s Aerospace & Defense Index, both of which include General Dynamics.
Cumulative Total Return
Based on Investments of $100 Beginning December 31, 2016
(Assumes Reinvestment of Dividends)

$240
$220
$200
$180
$160
$140
$120
$100
$80
2016
2017
2018
2019
2020
2021
General Dynamics
S&P Aerospace & Defense
S&P 500

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per-share amounts or unless otherwise noted)
For an overview of our operating segments, including a discussion of our major products and services, see the Business discussion contained in Item 1. The following discussion of our financial condition and results of operations for 2021 compared with 2020 should be read in conjunction with our Consolidated Financial Statements included in Item 8, while a discussion of 2020 compared with 2019 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

BUSINESS ENVIRONMENT
GLOBAL PANDEMIC UPDATE
The coronavirus (COVID-19) pandemic has caused significant disruptions to national and global economies and government activities since March 2020. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain and customers. Consistent with our prioritization of the health and safety of our employees, we continue to encourage and promote vaccination across the company. Any long-term impact to our business is currently unknown due to the uncertainty around the pandemic’s duration and its broader impact. For additional information, see the Risk Factors in Part I, Item 1A.
The United States and other governments have taken several steps to respond to the pandemic. On September 9, 2021, the president signed Executive Order 14042, initiating a process whereby covered federal contractors and subcontractors must implement federally required vaccine mandates. A clause implementing the federal contractor vaccine mandate has been incorporated into a number of our federal contracts. In light of certain court orders, however, the Office of Management and Budget has stated that the U.S. government will not take action to enforce this clause until further notice. If ultimately upheld, this federal contract requirement may affect various business units differently. We are working closely with our customer to ensure that we minimize disruptions and potential employee attrition in the event that applicable contract modifications are enforceable and as additional modifications are received that could trigger implementation. To the extent that we or our subcontractors experience employee attrition and/or work stoppages, our costs could increase, schedules could slip on affected programs and our ability to perform under some contracts could be negatively affected, particularly in those instances where we cannot receive cost reimbursement.
Our Aerospace segment’s operating results have experienced the most significant impact from the pandemic. New aircraft deliveries in 2021 reflected our decision in 2020 to reduce production rates to accommodate supply chain challenges and reduced demand due to the pandemic. However, aircraft demand has been strong in 2021, with orders reaching their highest level in over a decade. Similarly, demand for aircraft services has improved as air travel has increased, but remains below pre-pandemic levels in some regions of the world. Our U.S. government business continues to experience some disruption from the COVID-19 pandemic, particularly in our Technologies segment. The Review of Operating Segments includes additional information on the impacts of the pandemic for the affected segments.

OUR MARKETS
With approximately 70% of our revenue from the U.S. government, government spending levels — particularly defense spending — influence our financial performance. The Congress has not yet passed a defense appropriations bill for the government’s fiscal year (FY) 2022 despite the fact that the new year began on October 1, 2021. However, on December 3, 2021, a continuing resolution (CR) was signed into law, providing funding for federal agencies through February 18, 2022. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels, and the Department of Defense (DoD) is prohibited from starting new programs. While this could result in delayed revenue growth as programs that were expected to have increased funding levels continue to operate at the prior-year levels until the current-year appropriations bill is passed, we do not anticipate that the current CR, or any subsequent extensions, will have a material impact on our results of operations, financial condition or cash flows.
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
OTHER LEGISLATIVE ACTIVITY
In November 2021, the U.S. House of Representatives passed the Build Back Better Act (BBBA), which provides for changes to U.S. corporate income taxation. BBBA would delay until 2026 the requirement to capitalize and amortize over five years certain research and experimental expenditures beginning in 2022 that were previously deductible immediately.
We cannot determine whether some or all of the proposals that were included in BBBA will be enacted into law or what, if any, change may be made to such proposals prior to enactment. If the requirement to capitalize and amortize research and experimental expenditures were delayed via passage of BBBA or other legislation, it would delay the temporary increase in our tax payments otherwise beginning in 2022 that would be caused by the capitalization requirement.

RESULTS OF OPERATIONS
INTRODUCTION
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

CONSOLIDATED OVERVIEW
2021 IN REVIEW
•Strong operating performance:
◦Revenue of $38.5 billion, an increase of 1.4% from 2020.
◦Operating earnings of $4.2 billion with sequential growth throughout the year.
◦Diluted earnings per share of $11.55, up 5% from 2020.
◦Cash provided by operating activities of $4.3 billion, or 131% percent of net earnings.
•Backlog of $87.6 billion, supporting our long-term growth expectations:
◦Significant Gulfstream aircraft order activity, including orders for the recently announced G400 and G800 aircraft.

Year Ended December 31	2021	2020	Variance
Revenue	$38,469	$37,925	$544	1.4%
Operating costs and expenses	(34,306)	(33,792)	(514)	1.5%
Operating earnings	4,163	4,133	30	0.7%
Operating margin	10.8%	10.9%
Our consolidated revenue increased in 2021 driven by growth in U.S. Navy ship construction in our Marine Systems segment. Higher aircraft services activity was offset by a planned reduction in aircraft deliveries in our Aerospace segment. Lower C5ISR solutions revenue was offset partially by increased IT services activity in our Technologies segment and international vehicle revenue in our Combat Systems segment. Operating margin remained steady in 2021.

REVIEW OF OPERATING SEGMENTS
Following is a discussion of operating results and outlook for each of our operating segments. For the Aerospace segment, results are analyzed by specific types of products and services, consistent with how the segment is managed. For the defense segments, the discussion is based on markets and the lines of products and services offered with a supplemental discussion of specific contracts and programs when significant to the results. Additional information regarding our segments can be found in Note O to the Consolidated Financial Statements in Item 8.
AEROSPACE

Year Ended December 31	2021	2020	Variance
Revenue	$8,135	$8,075	$60	0.7%
Operating earnings	1,031	1,083	(52)	(4.8)%
Operating margin	12.7%	13.4%
Gulfstream aircraft deliveries (in units)	119	127	(8)	(6.3)%

Operating Results
The increase in the Aerospace segment’s revenue in 2021 consisted of the following:

Aircraft services	$311
Aircraft manufacturing	(251)
Total increase	$60
Aircraft services revenue was higher in 2021 due to increased air travel driving additional demand for maintenance work and activity at our fixed-base operator (FBO) facilities. Aircraft manufacturing revenue decreased in 2021 due to fewer aircraft deliveries, reflecting the full impact of our decision in 2020 to reduce aircraft production rates in response to the COVID-19 pandemic.
The change in the segment’s operating earnings in 2021 consisted of the following:

Aircraft manufacturing	$(160)
Aircraft services	122
Impact of 2020 restructuring charge	59
G&A/other expenses	(73)
Total decrease	$(52)
Aircraft manufacturing operating earnings were down in 2021 due to the planned reduced aircraft production and delivery rates and mark-to-market adjustments related to G500 test aircraft. In 2021, aircraft manufacturing operating earnings were also impacted negatively by the settlement of claims with a supplier related to the assignment of warranties following the end of G550 production.
These decreases were offset partially by increased aircraft services operating earnings due to higher volume and a favorable mix of aircraft services. The operating earnings variance also reflects restructuring actions taken in 2020 to adjust the workforce size to the revised production levels.
Operating earnings in 2021 reflected higher G&A/other expenses due primarily to increased R&D expenses associated with ongoing product development efforts, including flight test activities for the G700, which is scheduled to enter service in the fourth quarter of 2022. In total, the Aerospace segment’s operating margin decreased 70 basis points in 2021 to 12.7%.
2022 Outlook
We expect the Aerospace segment’s 2022 revenue to increase to approximately $8.4 billion due to increased new aircraft deliveries with operating margin of approximately 12.8%. We expect aircraft deliveries to continue to increase in 2023 and 2024, resulting in additional revenue growth of $2 billion in 2023 and $1.6 billion in 2024 and operating margin expansion of 200 basis points and 100 basis points, respectively.
MARINE SYSTEMS

Year Ended December 31	2021	2020	Variance
Revenue	$10,526	$9,979	$547	5.5%
Operating earnings	874	854	20	2.3%
Operating margin	8.3%	8.6%

Operating Results
The increase in the Marine Systems segment’s revenue in 2021 consisted of the following:

U.S. Navy ship construction	$716
Commercial ship construction	(89)
U.S. Navy ship engineering, repair and other services	(80)
Total increase	$547
Revenue from U.S. Navy ship construction was up across our shipyards in 2021 due to increased volume on the Columbia-class submarine program, the John Lewis-class (T-AO-205) fleet replenishment oiler program and the Arleigh Burke-class (DDG-51) destroyer program. These increases were offset partially by delivery of our last commercial containership in backlog in 2020 and lower volume on the Columbia-class design contract. Overall, the Marine Systems segment’s operating margin decreased 30 basis points in 2021, reflecting the shift in mix to early work on new submarine programs with typical lower initial profit rates.
2022 Outlook
We expect the Marine Systems segment’s 2022 revenue to be approximately $10.8 billion. Operating margin is expected to be approximately 8.6% as each shipyard continues to come down the learning curve on their major construction programs.
COMBAT SYSTEMS

Year Ended December 31	2021	2020	Variance
Revenue	$7,351	$7,223	$128	1.8%
Operating earnings	1,067	1,041	26	2.5%
Operating margin	14.5%	14.4%
Operating Results
The increase in the Combat Systems segment’s revenue in 2021 consisted of the following:

International military vehicles	$100
Weapons systems and munitions	15
U.S. military vehicles	13
Total increase	$128
Revenue was up in the Combat Systems segment in 2021 due to higher volume on international wheeled vehicle programs, including contracts to produce armored combat support vehicles (ACSVs) and light armored vehicles (LAVs) for the Canadian government and a variety of wheeled and tactical vehicles for a number of European customers. Volume was also up on U.S. Stryker wheeled combat vehicles, particularly in support of the maneuver short-range air defense (M-SHORAD) variant. The Combat Systems segment’s operating margin increased 10 basis points compared with 2020 driven by favorable contract mix and strong operating performance.

2022 Outlook
We expect the Combat Systems segment’s 2022 revenue to be between $7.15 and $7.25 billion with operating margin of approximately 14.5%.
TECHNOLOGIES

Year Ended December 31	2021	2020	Variance
Revenue	$12,457	$12,648	$(191)	(1.5)%
Operating earnings	1,275	1,211	64	5.3%
Operating margin	10.2%	9.6%
Operating Results
The change in the Technologies segment’s revenue in 2021 consisted of the following:

C5ISR* solutions	$(368)
IT services	177
Total decrease	$(191)
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
C5ISR solutions revenue decreased due to timing on several international programs, and supply chain shortages and impacts to U.S. government acquisition cycles resulting from the COVID-19 pandemic. The decrease in C5ISR solutions revenue was also due to approximately $115 of revenue in 2020 from a satellite communications business that was sold in the second quarter of that year. These decreases were offset partially by increased IT services revenue due to the ramp up of several new programs and higher volume on existing programs due to the reopening of, and increased access to, customer sites following limitations imposed in 2020 due to the pandemic.
The Technologies segment’s operating margin increased 60 basis points compared with 2020 due to favorable contract mix and reduced COVID-related impacts in our IT services business, particularly customer reimbursement of idle workforce cost at zero fee in 2020 and early 2021. Additionally, operating results in 2020 included an approximate $40 loss on a contract with a non-U.S. customer from schedule delays caused by COVID-related travel restrictions, offset partially by a gain on the sale of the satellite communications business.
2022 Outlook
We expect the Technologies segment’s 2022 revenue to be between $12.8 and $13 billion with operating margin of around 10%.
CORPORATE
Corporate operating results totaled $84 in 2021 and $56 in 2020 and consisted primarily of equity-based compensation expense. Corporate operating costs are expected to be approximately $110 in 2022, driven by accelerated recognition of stock option expense.

OTHER INFORMATION
PRODUCT AND SERVICE REVENUE AND OPERATING COSTS

Year Ended December 31	2021	2020	Variance
Revenue:
Products	$22,428	$22,188	$240	1.1%
Services	16,041	15,737	304	1.9%
Operating Costs:
Products	$(18,524)	$(18,192)	$(332)	1.8%
Services	(13,537)	(13,408)	(129)	1.0%
The increase in product revenue in 2021 consisted of the following:

Ship construction	$627
Aircraft manufacturing	(251)
C5ISR solutions divestiture in 2020	(115)
Other, net	(21)
Total increase	$240
Ship construction revenue increased driven by higher U.S. Navy ship construction volume across our shipyards. This increase was offset partially by lower aircraft manufacturing revenue due to fewer aircraft deliveries and revenue in 2020 from a satellite communications business that was sold in the second quarter of that year. In 2021, the primary drivers of the changes in product operating costs were the changes in volume described above.
The increase in service revenue in 2021 consisted of the following:

Aircraft services	$311
IT services	177
Other, net	(184)
Total increase	$304
Services revenue increased due to higher aircraft services revenue driven by additional maintenance work and FBO activity, and the ramp up of several new IT services programs and higher volume on existing programs. In 2021, the primary drivers of the changes in service operating costs were the changes in volume described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 5.8% in 2021 and 2020. We expect G&A expenses as a percentage of revenue in 2022 to be generally consistent with 2021.
OTHER, NET
Net other income was $134 in 2021 and $82 in 2020 and represents primarily the non-service components of pension and other post-retirement benefits. In 2022, we expect net other income to be approximately $170, reflecting continued growth in income from the non-service components of pension and other post-retirement benefits.

INTEREST, NET
Net interest expense was $424 in 2021 and $477 in 2020. See Note K to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations, including interest rates. We expect 2022 net interest expense to be approximately $380, reflecting repayment of our scheduled debt maturities in 2021.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 15.9% in 2021 and 15.3% in 2020. For further discussion, including a reconciliation of our effective tax rate from the statutory federal rate, see Note D to the Consolidated Financial Statements in Item 8. For 2022, we anticipate a full-year effective tax rate of approximately 16%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $87.6 billion on December 31, 2021. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the Consolidated Financial Statements in Item 8. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $127.5 billion on December 31, 2021.
The following table details the backlog and estimated potential contract value of each segment at the end of 2021 and 2020:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	December 31, 2021
Aerospace	$15,878	$415	$16,293	$1,657	$17,950
Marine Systems	23,678	21,177	44,855	4,271	49,126
Combat Systems	12,584	509	13,093	6,936	20,029
Technologies	9,005	4,348	13,353	26,997	40,350
Total	$61,145	$26,449	$87,594	$39,861	$127,455

	December 31, 2020
Aerospace	$11,308	$318	$11,626	$2,800	$14,426
Marine Systems	23,646	26,336	49,982	4,876	54,858
Combat Systems	14,341	226	14,567	9,774	24,341
Technologies	9,488	3,826	13,314	27,727	41,041
Total	$58,783	$30,706	$89,489	$45,177	$134,666
For additional information about our major products and services in backlog see the Business discussion contained in Item 1.

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended 2021 with backlog of $16.3 billion, up 40% from $11.6 billion at year-end 2020.
Reflecting strong demand across our aircraft portfolio, orders in 2021 were the highest in more than a decade. The segment’s book-to-bill ratio (orders divided by revenue) was 1.6-to-1 in 2021. Our December 31, 2021, backlog included orders for the new G400 and G800 aircraft, which are scheduled to enter service in 2025 and 2023, respectively.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On December 31, 2021, estimated potential contract value in the Aerospace segment was $1.7 billion.
Demand for Gulfstream aircraft remains strong across customer types and geographic regions, generating orders from public and privately held companies, individuals, and governments around the world. Geographically, U.S. customers represented approximately 70% of the segment’s orders in 2021 and 57% of the segment’s backlog on December 31, 2021, demonstrating continued strong domestic demand.
The following represents Gulfstream aircraft (in units) in backlog by region on December 31, 2021:

Other
3%
Middle East and Africa
11%
Asia Pacific
13%
Europe
16%
United States
57%

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
Total backlog in our defense segments was $71.3 billion on December 31, 2021, compared with $77.9 billion at year-end 2020, due primarily to continued performance on significant multi-year contracts in the Marine Systems segment. The Technologies segment achieved a book-to-bill ratio of 1-to-1 in 2021. Estimated potential contract value in our defense segments was $38.2 billion on December 31, 2021, compared with $42.4 billion at year-end 2020.
MARINE SYSTEMS
The Marine Systems segment’s backlog consists of very long-term submarine and surface ship construction programs, as well as numerous engineering and repair contracts. The segment’s backlog and estimated potential contract value were down compared with year-end 2020 due to continued performance on significant multi-year contracts.
We received the following significant contract awards in the Marine Systems segment during 2021:
•$1.9 billion from the Navy for the construction of a tenth submarine in Block V of the Virginia-class submarine program.
•$1.4 billion from the Navy to provide ongoing lead yard services for the Virginia-class and Columbia-class submarine programs.
•$385 from the Navy for advanced nuclear plant studies (ANPS) in support of the Columbia-class submarine program.
•$355 from the Navy to provide maintenance and repair services for the DDG-51 destroyer, San Antonio-class amphibious transport dock, Ticonderoga-class guided-missile cruiser, Whidbey Island-class dock landing ship, Los Angeles-class submarine and Nimitz-class aircraft carrier programs.
•$140 from the Navy to provide ongoing planning and lead yard services for the DDG-51 destroyer program.

The following represents the Marine Systems segment’s total estimated contract value by major program on December 31, 2021:

Maintenance, repair and other services
Auxiliary and support ships
4%
9%
Destroyers
12%
Virginia-class submarine
43%
Columbia-class submarine
32%

COMBAT SYSTEMS
The Combat Systems segment’s backlog consists of a mix of U.S. and international combat vehicles, weapons systems and munitions programs. The vehicle programs are generally long-term, franchise programs, while the weapons systems and munitions programs tend to be shorter-term in nature. The segment’s backlog and estimated potential contract value were down compared with year-end 2020 due to continued performance on significant multi-year contracts.
We received the following significant contract awards in the Combat Systems segment during 2021:
•$845 from the U.S. Army for Stryker vehicle upgrades, inventory management and support services.
•$665 for various munitions, ordnance and missile subcomponents.
•$555 to produce Piranha 5 wheeled armored vehicles and provide associated support services to the Romanian Armed Forces.
•$435 from the Army to produce Stryker M-SHORAD vehicles.
•$360 from the Army for Abrams main battle tank upgrades, mission control units and systems technical support.
•$305 for the production of an M1A2 Abrams tank variant for an international customer.
•$175 from the Army for the production of Hydra-70 rockets.

The following represents the Combat Systems segment’s total estimated contract value by market on December 31, 2021:

Weapons systems and munitions
27%
International military vehicles
37%
U.S. military vehicles
36%

TECHNOLOGIES
The Technologies segment’s backlog consists of thousands of contracts and task orders across a mix of U.S. and non-U.S. government and commercial customers. These contracts can be shorter-cycle or span multiple years, but commonly include a small, initially funded order. Therefore, our estimated potential contract value of $27 billion is an important indicator of future orders and revenue. In 2021, approximately 60% of the segment’s orders were from additional work on IDIQ contracts or the exercise of options. Our total estimated contract value decreased slightly in 2021 driven by impacts to customer acquisition cycles resulting from the COVID-19 pandemic.
We received the following significant contract awards in the Technologies segment during 2021:
•A contract to provide IT and technical support services to the Defense Intelligence Agency (DIA) and the National Geospatial-Intelligence Agency (NGA) under the Solutions for the Information Technology Enterprise (SITE) III program. The program has a maximum potential value of $12.6 billion among multiple awardees.
•$2.5 billion for several key contracts for classified customers and additional IDIQ awards with a maximum potential value of $4.2 billion among multiple awardees.
•An IDIQ contract to provide ship, carrier, submarine and service craft modernization for the Navy. The program has a maximum potential value of $805 among multiple awardees.
•$355 to design, develop, implement and operate a state’s healthcare exchange. The contract has a maximum potential value of $600.
•$35 for hardware, software and logistics sustainment support for the Army. The contract has a maximum potential value of $535.

•$395 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.
•$285 from the Centers for Medicare and Medicaid Services (CMS) for several contracts, including work to provide cloud services and software tools.
The following represents the Technologies segment’s total estimated contract value by customer on December 31, 2021:

Commercial and non-U.S. government
5%
Intelligence
21%
Defense
43%
Federal and state agencies
31%

LIQUIDITY AND CAPITAL RESOURCES
We place a strong emphasis on cash flow generation, which is underpinned by an operating discipline focused on cost control and working capital management. This emphasis gives us the flexibility for prudent capital deployment, while allowing us to step down debt over time, and preserves a strong balance sheet for future opportunities.
We evaluate a variety of capital deployment options based on current market conditions and our long-term outlook, and we believe agility is a key component of our capital deployment strategy as market conditions change over time. Our capital deployment priorities include investments in our products and services to drive long-term growth, a predictable dividend, strategic acquisitions and opportunistic share repurchases.
We believe cash generated by operating activities, supplemented by commercial paper issuances, is sufficient to satisfy our short- and long-term liquidity needs. An additional potential source of capital is the issuance of long-term debt in capital market transactions.

We ended 2021 with a cash and equivalents balance of $1.6 billion compared with $2.8 billion at the end of 2020. The following is a discussion of our major operating, investing and financing activities in 2021 and 2020, as classified on the Consolidated Statement of Cash Flows in Item 8:

Year Ended December 31	2021	2020
Net cash provided by operating activities	$4,271	$3,858
Net cash used by investing activities	(882)	(974)
Net cash used by financing activities	(4,590)	(903)

OPERATING ACTIVITIES
Cash provided by operating activities was $4.3 billion in 2021 compared with $3.9 billion in 2020. The primary driver of cash inflows in both years was net earnings. Cash flows in 2021 were affected positively by an increase in customer deposits driven by Gulfstream aircraft orders and the continued reduction in inventory from the sale of G500 flight-test aircraft in our Aerospace segment. Cash flows in 2020 were affected negatively by the change in customer deposits and inventory in our Aerospace segment due to our position in the development and production cycles of our Gulfstream aircraft models.

INVESTING ACTIVITIES
Cash used by investing activities was $882 in 2021 and $974 in 2020. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales.
Capital Expenditures. The primary use of cash for investing activities in both years was capital expenditures. Capital expenditures were $887 in 2021 and $967 in 2020. Capital expenditures have been at an elevated level the past two years as we continue to invest in our shipyards, particularly for the planned growth in submarine construction. Other capital expenditures include equipment and facility enhancements to support new and existing programs across our businesses. We expect capital expenditures to be approximately 2.5% of revenue in 2022.

FINANCING ACTIVITIES
Cash used by financing activities was $4.6 billion in 2021 and $903 in 2020. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include a source of cash from proceeds received from debt and commercial paper issuances and employee stock option exercises.
Dividends. On March 3, 2021, our board of directors declared an increased quarterly dividend of $1.19 per share, the 24th consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.10 per share in March 2020. Cash dividends paid were $1.3 billion in 2021 and $1.2 billion in 2020.
Share Repurchases. Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $1.8 billion and $587 in 2021 and 2020, respectively, to repurchase our outstanding shares. On December 31, 2021, 12.1 million shares remained authorized by our board of directors for repurchase, representing 4.3% of our total shares outstanding.

Debt Issuances and Repayments. In May 2021, we issued $1.5 billion of fixed-rate notes. The proceeds, together with cash on hand and commercial paper issuances, were used to repay fixed- and floating-rate notes totaling $2.5 billion that matured in May 2021 and for general corporate purposes. In July 2021, we repaid an additional $500 of fixed-rate notes at the scheduled maturity. Fixed-rate notes of $1 billion mature in November 2022, and we currently plan to repay these notes using cash on hand, potentially supplemented by commercial paper or other borrowings. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note K to the Consolidated Financial Statements in Item 8.
On December 31, 2021, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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
Free Cash Flow. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors because it portrays our ability to generate cash from our businesses for purposes such as repaying debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a key performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statement of Cash Flows in Item 8:

Year Ended December 31	2021	2020	2019
Net cash provided by operating activities	$4,271	$3,858	$2,981
Capital expenditures	(887)	(967)	(987)
Free cash flow from operations	$3,384	$2,891	$1,994
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	131%	122%	86%
Free cash flow from operations	104%	91%	57%
Return on Invested Capital. We believe ROIC is a useful measure for investors because it reflects our ability to generate returns from the capital we have deployed in our operations. We use ROIC to evaluate investment decisions and as a performance measure in evaluating management. We define ROIC as net operating profit after taxes divided by average invested capital. Net operating profit after taxes is defined as net earnings plus after-tax interest and amortization expense, calculated using the statutory federal income tax rate. Average invested capital is defined as the sum of the average debt and average shareholders’ equity excluding accumulated other comprehensive loss. Average debt and average shareholders’ equity excluding accumulated other comprehensive loss are calculated using the respective balances at the end of the preceding year and the respective balances at the end of each of the four quarters of the year presented. ROIC excludes goodwill impairments and non-economic accounting changes as they are not reflective of company performance.
ROIC is calculated as follows:

Year Ended December 31	2021	2020	2019
Net earnings	$3,257	$3,167	$3,484
After-tax interest expense	340	386	373
After-tax amortization expense	254	280	287
Net operating profit after taxes	$3,851	$3,833	$4,144
Average invested capital	$32,270	$32,431	$29,620
Return on invested capital	11.9%	11.8%	14.0%

CASH REQUIREMENTS
The following is a discussion of how we expect to meet the future cash requirements from known contractual and other obligations.
The majority of our revenue is derived from long-term contracts and programs that can span several years. We similarly enter into long-term agreements with suppliers and subcontractors for goods and services in support of these contracts and programs with payment terms that are generally aligned with the payment terms from our customers. In some instances, we require advance payments or deposits from our customers, which help fund our purchase commitments and reduce the risk of customer performance.
Additionally, we have significant liabilities under our defined benefit retirement plans. As these liabilities are settled using plan assets, our future cash requirements associated with these liabilities are generally limited to the annual cash contributions to these plans required in accordance with Internal Revenue Service (IRS) regulations. See Note S to the Consolidated Financial Statements in Item 8 for additional information.
Other obligations, such as scheduled principal and interest payments on our fixed-rate notes, and scheduled payments in accordance with our lease agreements are expected to be satisfied using cash generated from operations. See Notes J and K to the Consolidated Financial Statements in Item 8 for additional information.

ADDITIONAL FINANCIAL INFORMATION
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
The nature of our contracts gives rise to several types of variable consideration, including claims, award fees and incentive fees. We include in our contract estimates additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award fees or incentive fees in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time.
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $377 ($1.06) in 2021 and $283 ($0.78) in 2020. No adjustment on any one contract was material to the Consolidated Financial Statements in 2021 or 2020.
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
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. We review goodwill for impairment annually at each of our reporting units or when circumstances indicate that the likelihood of an impairment is greater than 50%. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. Our reporting units are consistent with our operating segments in Note O to the Consolidated Financial Statements in Item 8. We use both qualitative and quantitative approaches when testing goodwill for impairment. When determining the approach to be used, we consider the current facts and circumstances of each reporting unit as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessments. Our qualitative approach evaluates the business environment and various events impacting the reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment and reporting unit-specific events. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is determined to be necessary, we compare the fair value of a reporting unit to its carrying value and, if necessary, recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value.
Our estimate of fair value is based primarily on the discounted cash flows of the underlying operations and requires the use of judgment by management. The process requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, the appropriate risk-adjusted interest rate used to discount the projected cash flows, and terminal-value growth rates applied to the final year of projected cash flows. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. To assess the reasonableness of our discounted cash flows, we compare the sum of our reporting units’ fair value to our market capitalization. Additionally, we evaluate the reasonableness of each reporting unit’s fair value by comparing the fair value to peer companies and recent relevant market transactions.

As of December 31, 2021, we completed qualitative assessments for our reporting units as the estimated fair values of each of the reporting units significantly exceeded the respective carrying values based on our most recent quantitative assessments, which were performed as of December 31, 2018, for the Aerospace, Marine Systems and Combat Systems reporting units, and as of December 31, 2020, for the Technologies reporting unit. Our qualitative assessments, including consideration of the impact of the COVID-19 pandemic, did not present indicators of impairment for the reporting units.
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
Retirement Plans. Our pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates, which are based on our best judgment, including consideration of current and future market conditions. For a discussion of our assumptions and any changes to these assumptions, as well as the impact of these changes, which is reported as an actuarial gain or loss in the reconciliation of the change in the benefit obligation, see Note S to the Consolidated Financial Statements in Item 8. The key assumption is the interest rates used to discount estimated future pension benefits. We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The effect of a 25-basis-point increase or decrease in the discount rate assumption on the December 31, 2021, pension benefit obligation is ($509) and $536, respectively.
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

GUARANTOR FINANCIAL INFORMATION
The outstanding notes described in Note K to the Consolidated Financial Statements in Item 8, issued by General Dynamics Corporation (the parent), are fully and unconditionally guaranteed on an unsecured, joint and several basis by several of the parent’s 100%-owned subsidiaries (the guarantors). The guarantee of each guarantor ranks equally in right of payment with all other existing and future senior unsecured indebtedness of such guarantor. A listing of the guarantors is included in an exhibit to this Form 10-K.
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
STATEMENT OF EARNINGS INFORMATION

Year Ended December 31	2021
Revenue	$13,444
Operating costs and expenses, excluding G&A	(11,604)
Net earnings	687
BALANCE SHEET INFORMATION

	December 31, 2021	December 31, 2020
Cash and equivalents	$925	$1,952
Other current assets	3,149	2,894
Noncurrent assets	3,597	3,082
Total assets	$7,671	$7,928

Short-term debt and current portion of long-term debt	$999	$2,998
Other current liabilities	3,190	2,944
Long-term debt	10,424	9,922
Other noncurrent liabilities	3,844	5,645
Total liabilities	$18,457	$21,509
The summarized balance sheet information presented above includes the funded status of the company’s primary qualified U.S. government pension plans as the parent has the ultimate obligation for the plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. See Note Q to the Consolidated Financial Statements in Item 8 for a discussion of commodity price risk. The following quantifies the market risk exposure arising from hypothetical changes in foreign currency exchange rates and interest rates.
On December 31, 2021, we had notional forward exchange contracts outstanding of $6.8 billion. On December 31, 2020, we had notional forward exchange and interest rate swap contracts outstanding of $9.4 billion. A 10% unfavorable rate movement in our portfolio of forward exchange and interest rate swap contracts would have resulted in the following hypothetical, incremental pretax (losses) gains:

(Dollars in millions)	2021	2020
Recognized	$(1)	$44
Unrecognized	(196)	(344)
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
Interest Rate Risk. On December 31, 2021, we had $11.5 billion principal amount of fixed-rate debt. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10% unfavorable interest rate movement would not have a material impact on the fair value of our fixed-rate debt.
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2021 and 2020, we held $1.6 billion and $2.8 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On December 31, 2021 and 2020, we held marketable securities in trust of $191 and $211, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2021	2020	2019
Revenue:
Products	$22,428	$22,188	$23,130
Services	16,041	15,737	16,220
	38,469	37,925	39,350
Operating costs and expenses:
Products	(18,524)	(18,192)	(18,611)
Services	(13,537)	(13,408)	(13,752)
General and administrative (G&A)	(2,245)	(2,192)	(2,417)
	(34,306)	(33,792)	(34,780)
Operating earnings	4,163	4,133	4,570
Other, net	134	82	92
Interest, net	(424)	(477)	(460)
Earnings before income tax	3,873	3,738	4,202
Provision for income tax, net	(616)	(571)	(718)
Net earnings	$3,257	$3,167	$3,484

Earnings per share
Basic	$11.61	$11.04	$12.09
Diluted	$11.55	$11.00	$11.98
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Dollars in millions)	2021	2020	2019
Net earnings	$3,257	$3,167	$3,484
(Losses) gains on cash flow hedges	(174)	366	97
Foreign currency translation adjustments	(103)	353	186
Change in retirement plans’ funded status	2,365	(453)	(857)
Other comprehensive income (loss), pretax	2,088	266	(574)
(Provision) benefit for income tax, net	(458)	2	156
Other comprehensive income (loss), net of tax	1,630	268	(418)
Comprehensive income	$4,887	$3,435	$3,066
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in millions)	2021	2020

ASSETS
Current assets:
Cash and equivalents	$1,603	$2,824
Accounts receivable	3,041	3,161
Unbilled receivables	8,498	8,024
Inventories	5,340	5,745
Other current assets	1,505	1,789
Total current assets	19,987	21,543
Noncurrent assets:
Property, plant and equipment, net	5,417	5,100
Intangible assets, net	1,978	2,117
Goodwill	20,098	20,053
Other assets	2,593	2,495
Total noncurrent assets	30,086	29,765
Total assets	$50,073	$51,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,005	$3,003
Accounts payable	3,167	2,952
Customer advances and deposits	6,266	6,276
Other current liabilities	3,540	3,733
Total current liabilities	13,978	15,964
Noncurrent liabilities:
Long-term debt	10,490	9,995
Other liabilities	7,964	9,688
Commitments and contingencies (see Note M)
Total noncurrent liabilities	18,454	19,683
Shareholders’ equity:
Common stock	482	482
Surplus	3,278	3,124
Retained earnings	35,420	33,498
Treasury stock	(19,619)	(17,893)
Accumulated other comprehensive loss	(1,920)	(3,550)
Total shareholders’ equity	17,641	15,661
Total liabilities and shareholders’ equity	$50,073	$51,308
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2021	2020	2019
Cash flows from operating activities - continuing operations:
Net earnings	$3,257	$3,167	$3,484
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	568	523	466
Amortization of intangible and finance lease right-of-use assets	322	355	363
Equity-based compensation expense	126	128	133
Deferred income tax (benefit) provision	(66)	(127)	92
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	138	371	176
Unbilled receivables	(410)	(116)	(1,303)
Inventories	405	502	(376)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	194	(215)	6
Customer advances and deposits	354	(707)	(105)
Other, net	(617)	(23)	45
Net cash provided by operating activities	4,271	3,858	2,981
Cash flows from investing activities:
Capital expenditures	(887)	(967)	(987)
Other, net	5	(7)	(7)
Net cash used by investing activities	(882)	(974)	(994)
Cash flows from financing activities:
Repayment of fixed-rate notes	(2,500)	(2,000)	—
Proceeds from commercial paper, gross (maturities greater than 3 months)	1,997	420	—
Repayment of commercial paper, gross (maturities greater than 3 months)	(1,997)	(420)	—
Purchases of common stock	(1,828)	(587)	(231)
Proceeds from fixed-rate notes	1,497	3,960	—
Dividends paid	(1,315)	(1,240)	(1,152)
Repayment of floating-rate notes	(500)	(500)	—
Proceeds from (repayment of) credit facility, net	6	(441)	291
Repayment of commercial paper, net	—	—	(850)
Other, net	50	(95)	(55)
Net cash used by financing activities	(4,590)	(903)	(1,997)
Net cash used by discontinued operations	(20)	(59)	(51)
Net (decrease) increase in cash and equivalents	(1,221)	1,922	(61)
Cash and equivalents at beginning of year	2,824	902	963
Cash and equivalents at end of year	$1,603	$2,824	$902
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2018	$482	$2,946	$29,326	$(17,244)	$(3,400)	$12,110
Net earnings	—	—	3,484	—	—	3,484
Cash dividends declared	—	—	(1,177)	—	—	(1,177)
Equity-based awards	—	93	—	70	—	163
Shares purchased	—	—	—	(184)	—	(184)
Other comprehensive loss	—	—	—	—	(418)	(418)
December 31, 2019	482	3,039	31,633	(17,358)	(3,818)	13,978
Cumulative-effect adjustment*	—	—	(37)	—	—	(37)
Net earnings	—	—	3,167	—	—	3,167
Cash dividends declared	—	—	(1,265)	—	—	(1,265)
Equity-based awards	—	85	—	67	—	152
Shares purchased	—	—	—	(602)	—	(602)
Other comprehensive income	—	—	—	—	268	268
December 31, 2020	482	3,124	33,498	(17,893)	(3,550)	15,661
Net earnings	—	—	3,257	—	—	3,257
Cash dividends declared	—	—	(1,335)	—	—	(1,335)
Equity-based awards	—	154	—	109	—	263
Shares purchased	—	—	—	(1,835)	—	(1,835)
Other comprehensive income	—	—	—	—	1,630	1,630
December 31, 2021	$482	$3,278	$35,420	$(19,619)	$(1,920)	$17,641
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
*Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per-share amounts or unless otherwise noted)

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
Use of Estimates and Other Uncertainties. The nature of our business requires that we make estimates and assumptions in accordance with U.S. generally accepted accounting principles (GAAP). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, currently available information and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates.
Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including Aerospace product-development costs, were $415 in 2021, $374 in 2020 and $466 in 2019. R&D expenses trended downward in 2019 and 2020 with the completion of the G500 and G600 aircraft test programs, and increased in 2021 driven by activities primarily associated with the G700 aircraft test program. R&D expenses are included in operating costs and expenses in the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contracts.
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

Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2021	2020	2019
Interest expense	$431	$489	$472
Interest income	(7)	(12)	(12)
Interest expense, net	$424	$477	$460
See Note K for information regarding our debt obligations, including interest rates.
Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. Our cash balances are invested primarily in time deposits rated A-/A3 or higher. Our investments in other securities are included in other current and noncurrent assets on the Consolidated Balance Sheet. We report our equity securities at fair value with subsequent changes in fair value recognized in net earnings. We report our available-for-sale debt securities at fair value with unrealized gains and losses recognized as a component of other comprehensive income in the Consolidated Statement of Comprehensive Income. We had no trading or held-to-maturity debt securities on December 31, 2021 or 2020. See Note P for additional information regarding our investments in debt and equity securities.
Other Contract Costs. Other contract costs represent amounts accrued under GAAP that are not currently allocable to U.S. government contracts in accordance with the Federal Acquisition Regulation (FAR) and Cost Accounting Standards (CAS). These costs include workers’ compensation, pension and other post-retirement benefits, and environmental obligations. We defer these costs in other current assets on the Consolidated Balance Sheet until they can be allocated to contracts, which is generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. We regularly assess the probability of recovery of these costs. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. Other contract costs on December 31, 2021 and 2020, were $305 and $499, respectively.
Acquisitions and Divestitures. In the last three years, we acquired six businesses in our Aerospace segment, two businesses in our Combat Systems segment and a business in our Technologies segment. The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
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

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. We review goodwill for impairment annually at each of our reporting units or when circumstances indicate that the likelihood of an impairment is greater than 50%. Our reporting units are consistent with our operating segments in Note O. We use both qualitative and quantitative approaches when testing goodwill for impairment. When determining the approach to be used, we consider the current facts and circumstances of each reporting unit as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessments. Our qualitative approach evaluates the business environment and various events impacting the reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment and reporting unit-specific events. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is determined to be necessary, we compare the fair value of a reporting unit to its carrying value and, if necessary, recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value. Our estimate of fair value is based primarily on the discounted cash flows of the underlying operations.
As of December 31, 2021, we completed qualitative assessments for our reporting units as the estimated fair values of each of the reporting units significantly exceeded the respective carrying values based on our most recent quantitative assessments, which were performed as of December 31, 2018, for the Aerospace, Marine Systems and Combat Systems reporting units, and as of December 31, 2020, for the Technologies reporting unit. Our qualitative assessments, including consideration of the impact of the coronavirus (COVID-19) pandemic, did not present indicators of impairment for the reporting units. For a summary of our goodwill by reporting unit, see Note H.
Accounting Standards Updates. There are accounting standards that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

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

Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 78% of our revenue in 2021, 77% in 2020 and 73% in 2019. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 22% of our revenue in 2021, 23% in 2020 and 27% in 2019. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On December 31, 2021, we had $87.6 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 35% of our remaining performance obligations as revenue in 2022, an additional 35% by the end of 2024 and the balance thereafter.
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
The nature of our contracts gives rise to several types of variable consideration, including claims, award fees and incentive fees. We include in our contract estimates additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award fees or incentive fees in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time.
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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Year Ended December 31	2021	2020	2019
Revenue	$411	$389	$342
Operating earnings	377	283	271
Diluted earnings per share	$1.06	$0.78	$0.74
No adjustment on any one contract was material to the Consolidated Financial Statements in 2021, 2020 or 2019.
Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

Year Ended December 31	2021	2020	2019
Aircraft manufacturing	$5,864	$6,115	$7,541
Aircraft services	2,271	1,960	2,260
Total Aerospace	8,135	8,075	9,801
Nuclear-powered submarines	7,117	6,938	6,254
Surface ships	2,328	2,055	1,912
Repair and other services	1,081	986	1,017
Total Marine Systems	10,526	9,979	9,183
Military vehicles	4,699	4,687	4,620
Weapons systems, armament and munitions	2,006	1,991	1,906
Engineering and other services	646	545	481
Total Combat Systems	7,351	7,223	7,007
Information technology (IT) services	8,069	7,892	8,422
C5ISR* solutions	4,388	4,756	4,937
Total Technologies	12,457	12,648	13,359
Total revenue	$38,469	$37,925	$39,350
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Year Ended December 31, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$7,329	$6,711	$6,400	$5,362	$25,802
Cost-reimbursement	—	3,812	890	5,195	9,897
Time-and-materials	806	3	61	1,900	2,770
Total revenue	$8,135	$10,526	$7,351	$12,457	$38,469
Year Ended December 31, 2020
Fixed-price	$7,402	$6,924	$6,159	$5,794	$26,279
Cost-reimbursement	—	3,045	997	5,300	9,342
Time-and-materials	673	10	67	1,554	2,304
Total revenue	$8,075	$9,979	$7,223	$12,648	$37,925
Year Ended December 31, 2019
Fixed-price	$8,949	$6,331	$6,049	$6,344	$27,673
Cost-reimbursement	—	2,839	894	5,263	8,996
Time-and-materials	852	13	64	1,752	2,681
Total revenue	$9,801	$9,183	$7,007	$13,359	$39,350
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

Revenue by customer was as follows:

Year Ended December 31, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$255	$10,325	$3,869	$6,937	$21,386
Non-DoD	—	6	10	4,846	4,862
Foreign military sales (FMS)	84	186	294	34	598
Total U.S. government	339	10,517	4,173	11,817	26,846
U.S. commercial	4,381	3	223	201	4,808
Non-U.S. government	622	4	2,881	415	3,922
Non-U.S. commercial	2,793	2	74	24	2,893
Total revenue	$8,135	$10,526	$7,351	$12,457	$38,469
Year Ended December 31, 2020
U.S. government:
DoD	$394	$9,656	$3,813	$6,977	$20,840
Non-DoD	—	9	12	4,705	4,726
FMS	119	206	366	46	737
Total U.S. government	513	9,871	4,191	11,728	26,303
U.S. commercial	4,268	97	254	272	4,891
Non-U.S. government	221	9	2,704	551	3,485
Non-U.S. commercial	3,073	2	74	97	3,246
Total revenue	$8,075	$9,979	$7,223	$12,648	$37,925
Year Ended December 31, 2019
U.S. government:
DoD	$305	$8,837	$3,695	$7,027	$19,864
Non-DoD	88	2	13	5,151	5,254
FMS	105	188	340	56	689
Total U.S. government	498	9,027	4,048	12,234	25,807
U.S. commercial	5,270	142	229	327	5,968
Non-U.S. government	399	9	2,663	673	3,744
Non-U.S. commercial	3,634	5	67	125	3,831
Total revenue	$9,801	$9,183	$7,007	$13,359	$39,350
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the year ended December 31, 2021, were not materially impacted by any other factors.
Revenue recognized in 2021, 2020 and 2019 that was included in the contract liability balance at the beginning of each year was $3.4 billion, $3.8 billion and $4.5 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased in 2021 and 2020 due to share repurchases. See Note N for further discussion of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2021	2020	2019
Basic weighted average shares outstanding	280,427	286,922	288,286
Dilutive effect of stock options and restricted stock/RSUs*	1,590	991	2,550
Diluted weighted average shares outstanding	282,017	287,913	290,836
*Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the year and, therefore, the effect of including these options would be antidilutive. These options totaled 5,037 in 2021, 7,159 in 2020 and 4,985 in 2019.

D. INCOME TAXES
Income Tax Provision. We calculate our provision for federal, state and foreign income taxes based on current tax law. The following is a summary of our net provision for income taxes for continuing operations:

Year Ended December 31	2021	2020	2019
Current:
U.S. federal	$515	$558	$471
State	30	8	36
Foreign	137	132	119
Total current	682	698	626
Deferred:
U.S. federal	(53)	(130)	49
State	(5)	(2)	1
Foreign	(8)	5	42
Total deferred	(66)	(127)	92
Provision for income taxes, net	$616	$571	$718
Net income tax payments	$740	$764	$572

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
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Domestic tax credits	(2.0)	(4.6)	(2.0)
Equity-based compensation	(0.1)	(0.2)	(1.1)
Foreign derived intangible income	(1.5)	(2.1)	(1.4)
State tax on commercial operations, net of federal benefits	0.5	0.1	0.7
Global impact of international operations	(1.0)	1.9	0.2
Other, net	(1.0)	(0.8)	(0.3)
Effective income tax rate	15.9%	15.3%	17.1%
Net Deferred Tax Liability. The tax effects of temporary differences between reported earnings and taxable income consisted of the following:

December 31	2021	2020
Retirement benefits	$570	$1,042
Lease liabilities	370	373
Tax loss and credit carryforwards	294	311
Salaries and wages	236	259
Workers’ compensation	161	167
Other	365	373
Deferred assets	1,996	2,525
Valuation allowances	(258)	(273)
Net deferred assets	$1,738	$2,252

Intangible assets	$(1,059)	$(1,067)
Property, plant and equipment	(412)	(270)
Lease right-of-use assets	(367)	(379)
Contract accounting methods	(259)	(311)
Capital Construction Fund qualified ships	(57)	(59)
Other	(411)	(590)
Deferred liabilities	$(2,565)	$(2,676)
Net deferred tax liability	$(827)	$(424)
Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

December 31	2021	2020
Deferred tax asset	$41	$37
Deferred tax liability	(868)	(461)
Net deferred tax liability	$(827)	$(424)

We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to the valuation allowances recognized.
Our deferred tax balance associated with our retirement benefits includes a deferred tax asset of $692 on December 31, 2021, and $1.2 billion on December 31, 2020, related to the amounts recorded in accumulated other comprehensive loss (AOCL) to recognize the funded status of our retirement plans. For a reconciliation of the decrease in funded status of our defined benefit plans in 2021, see Note S.
One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF), a program established by the U.S. government and administered by the Maritime Administration that supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. The program allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the proceeds are deposited in the fund and withdrawals are used for qualified activities. We had U.S. government accounts receivable pledged (and thereby deposited) to the CCF of $295 on December 31, 2021 and 2020.
On December 31, 2021, we had net operating loss carryforwards of $1 billion, substantially all of which are associated with jurisdictions that have an indefinite carryforward period.
Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2020.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on December 31, 2021, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

E. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Accounts receivable consisted of the following:

December 31	2021	2020
Non-U.S. government	$1,569	$1,701
U.S. government	1,043	1,040
Commercial	429	420
Total accounts receivable	$3,041	$3,161
Receivables from non-U.S. government customers included amounts related to long-term production programs for the Spanish Ministry of Defence of $1.4 billion and $1.6 billion on December 31, 2021 and 2020, respectively. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheet in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence. The net amounts for these programs on December 31, 2021 and 2020, were advance payments of $55 and $245, respectively. With respect to our other receivables, we expect to collect substantially all of the year-end 2021 balance during 2022.

F. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

December 31	2021	2020
Unbilled revenue	$39,566	$36,657
Advances and progress billings	(31,068)	(28,633)
Net unbilled receivables	$8,498	$8,024
On December 31, 2021 and 2020, net unbilled receivables included $3.3 billion and $3.4 billion, respectively, associated with two large international contracts in our Combat Systems segment. We had experienced payment delays in 2018 and 2019 on a wheeled vehicle contract that was negotiated in 2012 before finalizing a contract amendment in 2020 with the customer that included a revised payment schedule. Under the amended contract, we have received progress payments in 2020 and 2021 that have reduced the program’s unbilled balance to $2 billion. The remaining scheduled progress payments will liquidate the net unbilled receivables balance by the end of 2023. A separate tracked vehicle contract that was signed in 2010 has experienced an unbilled receivable build-up over the past year while we work to resolve concerns that were raised by the customer on certain aspects of the program. As a result, the balance on this program has grown to $1.3 billion. Other than the balance related to the two large international contracts, we expect to bill substantially all of the remaining year-end 2021 net unbilled receivables balance during 2022. The amount not expected to be billed in 2022 results primarily from the agreed-upon contractual billing terms.
G&A costs in unbilled revenue on December 31, 2021 and 2020, were $501 and $427, respectively.

G. INVENTORIES
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

Inventories consisted of the following:

December 31	2021	2020
Work in process	$3,654	$3,990
Raw materials	1,651	1,712
Finished goods	22	30
Pre-owned aircraft	13	13
Total inventories	$5,340	$5,745

H. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Information Technology	Mission Systems	Technologies	Total Goodwill
December 31, 2019 (a)	$2,831	$297	$2,681	$9,700	$4,168	$—	$19,677
Acquisitions (b)	72	—	65	—	—	—	137
Other (c)	162	—	40	46	(9)	—	239
Change in reporting unit composition (d)	—	—	—	(9,746)	(4,159)	13,905	—
December 31, 2020 (e)	3,065	297	2,786	—	—	13,905	20,053
Acquisitions (b)	33	—	54	—	—	—	87
Other (c)	(59)	—	(13)	—	—	30	(42)
December 31, 2021 (e)	$3,039	$297	$2,827	$—	$—	$13,935	$20,098
(a)Goodwill in the Information Technology and Mission Systems reporting units was net of $536 and $1.3 billion of accumulated impairment losses, respectively.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation. Activity for the year ended December 31, 2020, also included an allocation of goodwill to operations classified as held for sale.
(d)Effective December 31, 2020, we reorganized our Information Technology and Mission Systems operating segments into a single Technologies segment. This reorganization similarly changed the composition of our reporting units. Accordingly, goodwill of the Information Technology and Mission Systems reporting units was combined and assigned to the Technologies reporting unit.
(e)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
December 31	2021			2020
Contract and program intangible assets (b)	$3,239	$(1,547)	$1,692	$3,399	$(1,600)	$1,799
Trade names and trademarks	501	(238)	263	516	(229)	287
Technology and software	70	(48)	22	134	(106)	28
Other intangible assets	64	(63)	1	161	(158)	3
Total intangible assets	$3,874	$(1,896)	$1,978	$4,210	$(2,093)	$2,117
(a)Changes in gross carrying amounts consisted primarily of adjustments for write-offs of fully amortized intangible assets, acquired intangible assets and foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.

We did not recognize any impairments of our intangible assets in 2021, 2020 or 2019. The amortization lives (in years) of our intangible assets on December 31, 2021, were as follows:

Intangible Asset	Range of Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	5-15
Other intangible assets	7
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $226 in 2021, $261 in 2020 and $277 in 2019. We expect to record annual amortization expense over the next five years as follows:

Year Ended December 31	Amortization Expense
2022	$200
2023	185
2024	173
2025	166
2026	161

I. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E by major asset class consisted of the following:

December 31	2021	2020
Machinery and equipment	$6,281	$5,941
Buildings and improvements	3,712	3,558
Construction in process	1,057	802
Land and improvements	414	413
Total PP&E	11,464	10,714
Accumulated depreciation	(6,047)	(5,614)
PP&E, net	$5,417	$5,100
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
Our leases are for office space, manufacturing facilities, and machinery and equipment. Real estate represents over 75% of our lease obligations.
The components of lease costs were as follows:

Year Ended December 31	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$96	$94	$86
Interest on lease liabilities	20	25	24
Operating lease cost	323	326	332
Short-term lease cost	71	62	75
Variable lease cost	18	12	14
Sublease income	(18)	(16)	(13)
Total lease costs, net	$510	$503	$518
Additional information related to leases was as follows:

Year Ended December 31	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$322	$323	$325
Operating cash flows from finance leases	21	25	24
Financing cash flows from finance leases	66	64	57
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	249	205	365
Finance leases	27	45	50

Additional quantitative lease information was as follows:

December 31	2021	2020
Weighted-average remaining lease term:
Operating leases	11.5 years	10.5 years
Finance leases	13.7 years	10.1 years
Weighted-average discount rate:
Operating leases	3%	3%
Finance leases	5%	7%
The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2021:

Year Ended December 31	Operating Leases	Finance Leases
2022	$289	$92
2023	227	45
2024	184	27
2025	121	25
2026	96	24
Thereafter	728	202
Total future lease payments	1,645	415
Less imputed interest	302	78
Present value of future lease payments	1,343	337
Less current portion of lease liabilities	258	79
Long-term lease liabilities	$1,085	$258
ROU assets	$1,257	$319
On December 31, 2020, operating and finance lease liabilities and the related ROU assets were as follows:

	Operating Leases	Finance Leases
Current portion of lease liabilities	$262	$68
Long-term lease liabilities	1,149	255
ROU assets	1,328	333
Lease liabilities are included on the Consolidated Balance Sheet in current and noncurrent other liabilities, while ROU assets are included in noncurrent other assets.
On December 31, 2021, we had additional future payments on leases that had not yet commenced of $54. These leases will commence in 2022 and 2023, and have lease terms of 1 to 20 years.

K. DEBT
Debt consisted of the following:

December 31		2021	2020
Fixed-rate notes due:	Interest rate:
May 2021	3.000%	$—	$2,000
July 2021	3.875%	—	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	—
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	—
April 2040	4.250%	750	750
June 2041	2.850%	500	—
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Floating-rate notes due:
May 2021	3-month LIBOR + 0.38%	—	500
Other	Various	106	117
Total debt principal		11,606	13,117
Less unamortized debt issuance costs and discounts		111	119
Total debt		11,495	12,998
Less current portion		1,005	3,003
Long-term debt		$10,490	$9,995
In May 2021, we issued $1.5 billion of fixed-rate notes. The proceeds, together with cash on hand and commercial paper issuances, were used to repay fixed- and floating-rate notes totaling $2.5 billion that matured in May 2021 and for general corporate purposes. In July 2021, we repaid an additional $500 of fixed-rate notes at the scheduled maturity.
Interest payments associated with our debt were $433 in 2021, $459 in 2020 and $434 in 2019.

The aggregate amounts of scheduled principal maturities of our debt are as follows:

Year Ended December 31	Debt Principal
2022	$1,006
2023	1,255
2024	505
2025	1,503
2026	1,004
Thereafter	6,333
Total debt principal	$11,606
On December 31, 2021, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2022, a $2 billion multi-year facility expiring in March 2023 and a $1 billion multi-year facility expiring in March 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on December 31, 2021.

L. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2021	2020
Salaries and wages	$1,022	$1,007
Lease liabilities	337	330
Dividends payable	331	316
Retirement benefits	288	306
Workers’ compensation	270	338
Other	1,292	1,436
Total other current liabilities	$3,540	$3,733

Retirement benefits*	$2,813	$5,182
Lease liabilities	1,343	1,404
Customer deposits on commercial contracts	1,250	872
Other	2,558	2,230
Total other liabilities	$7,964	$9,688
*For a reconciliation of the decrease in funded status of our defined benefit plans in 2021, see Note S.

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
In the third quarter of 2019, the Department of Justice declined to intervene in the qui tam action, noting that its investigation continues, and the court unsealed the relator’s complaint. In the fourth quarter of 2020, the relator filed a second amended complaint. In the third quarter of 2021, the court dismissed the relator’s complaint with prejudice. The relator has appealed the dismissal of the complaint to the United States Court of Appeals. Given the current status of these matters, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.2 billion on December 31, 2021. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of December 31, 2021, the estimated change in fair market values from the date of the commitments was not material.
Labor Agreements. On December 31, 2021, approximately one-fifth of the employees of our subsidiaries were working under collectively bargained terms and conditions, including 62 collective agreements that we have negotiated directly with unions and works councils. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating these labor agreements without any material disruption of operating activities. In 2022, we expect to negotiate the terms of 21 agreements covering approximately 3,000 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
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

The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2021	2020	2019
Beginning balance	$660	$619	$480
Warranty expense	104	113	258
Payments	(124)	(108)	(105)
Adjustments	1	36	(14)
Ending balance	$641	$660	$619

N. SHAREHOLDERS’ EQUITY
Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors.
Shares Issued and Outstanding. On December 31, 2021, we had 481,880,634 shares of common stock issued and 277,620,943 shares of common stock outstanding, including unvested restricted stock of 532,142 shares. On December 31, 2020, we had 481,880,634 shares of common stock issued and 286,477,836 shares of common stock outstanding. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2021 and 2020 resulted from shares repurchased in the open market and share activity under our equity compensation plans. See Note R for additional details.
Share Repurchases. Our board of directors, from time to time, authorizes management to repurchase outstanding shares of our common stock on the open market. On June 2, 2021, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In 2021, we repurchased 10.3 million of our outstanding shares for $1.8 billion. On December 31, 2021, 12.1 million shares remained authorized by our board of directors for repurchase, representing 4.3% of our total shares outstanding. We repurchased 4.1 million shares for $602 in 2020 and 1.1 million shares for $184 in 2019.
Dividends per Share. Our board of directors declared dividends per share of $4.76 in 2021, $4.40 in 2020 and $4.08 in 2019. We paid cash dividends of $1.3 billion in 2021 and $1.2 billion in 2020 and 2019.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	(Losses) Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2018	$(71)	$102	$(3,431)	$(3,400)
Other comprehensive loss, pretax	97	186	(857)	(574)
Benefit from income tax, net	(24)	—	180	156
Other comprehensive loss, net of tax	73	186	(677)	(418)
December 31, 2019	2	288	(4,108)	(3,818)
Other comprehensive income, pretax	366	353	(453)	266
Benefit from income tax, net	(96)	—	98	2
Other comprehensive income, net of tax	270	353	(355)	268
December 31, 2020	272	641	(4,463)	(3,550)
Other comprehensive income, pretax	(174)	(103)	2,365	2,088
Provision for income tax, net	46	—	(504)	(458)
Other comprehensive income, net of tax	(128)	(103)	1,861	1,630
December 31, 2021	$144	$538	$(2,602)	$(1,920)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and included pretax recognized net actuarial losses and amortization of prior service credit. See Note S for these amounts, which are included in our net periodic pension and other post-retirement benefit cost.

O. SEGMENT INFORMATION
We have four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.
Summary financial information for each of our segments follows:

	Revenue (a)			Operating Earnings			Revenue from U.S. Government
Year Ended December 31	2021	2020	2019	2021	2020	2019	2021	2020	2019
Aerospace	$8,135	$8,075	$9,801	$1,031	$1,083	$1,532	$339	$513	$498
Marine Systems	10,526	9,979	9,183	874	854	785	10,517	9,871	9,027
Combat Systems	7,351	7,223	7,007	1,067	1,041	996	4,173	4,191	4,048
Technologies	12,457	12,648	13,359	1,275	1,211	1,311	11,817	11,728	12,234
Corporate (b)	—	—	—	(84)	(56)	(54)	—	—	—
Total	$38,469	$37,925	$39,350	$4,163	$4,133	$4,570	$26,846	$26,303	$25,807
(a)See Note B for additional revenue information by segment.
(b)Corporate operating results consist primarily of equity-based compensation expense.

The following is additional summary financial information for each of our segments:

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2021	2020	2019	2021	2020	2019	2021	2020	2019
Aerospace	$11,748	$12,050	$12,324	$102	$95	$138	$205	$201	$178
Marine Systems	5,294	4,488	3,918	573	604	449	165	145	122
Combat Systems	11,657	12,034	11,220	100	92	109	109	95	85
Technologies	19,490	19,663	20,453	111	172	222	401	428	437
Corporate*	1,884	3,073	1,434	1	4	69	10	9	7
Total	$50,073	$51,308	$49,349	$887	$967	$987	$890	$878	$829
*Corporate identifiable assets are primarily cash and equivalents.
The following table presents our revenue by geographic area based on the location of our customers:

Year Ended December 31	2021	2020	2019
North America:
United States	$31,654	$31,194	$31,775
Other	934	1,078	898
Total North America	32,588	32,272	32,673
Europe	2,675	2,846	2,836
Asia/Pacific	1,269	1,292	1,739
Africa/Middle East	1,703	1,249	1,785
South America	234	266	317
Total revenue	$38,469	$37,925	$39,350
Our revenue from non-U.S. operations was $4.4 billion in 2021, $4.3 billion in 2020 and $4.4 billion in 2019, and earnings from continuing operations before income taxes from non-U.S. operations were $588 in 2021, $585 in 2020 and $600 in 2019. The long-lived assets associated with these operations were 4% of our total long-lived assets on December 31, 2021, 2020 and 2019.

P. FAIR VALUE
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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2021 or 2020.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2021 and 2020, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	December 31, 2021
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$4	$4	$—	$4	$—
Available-for-sale debt securities	125	125	—	125	—
Equity securities	62	62	62	—	—
Other investments	12	12	—	—	12
Cash flow hedge assets	320	320	—	320	—
Cash flow hedge liabilities	(98)	(98)	—	(98)	—
Measured at amortized cost:
Short- and long-term debt principal	(11,606)	(12,549)	—	(12,549)	—

	December 31, 2020
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	134	134	—	134	—
Equity securities	58	58	58	—	—
Other investments	9	9	—	—	9
Cash flow hedge assets	498	498	—	498	—
Cash flow hedge liabilities	(79)	(79)	—	(79)	—
Measured at amortized cost:
Short- and long-term debt principal	(13,117)	(14,606)	—	(14,606)	—
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

Q. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Commodity Price Risk. We are subject to commodity price risk, primarily on long-term, fixed-price contracts. To the extent possible, we include terms in our contracts that are designed to protect us from these risks. Some of the protective terms included in our contracts are considered derivative financial instruments but are not accounted for separately, because they are clearly and closely related to the host contract. We have not entered into any material commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in commodity prices will have a material impact on our results of operations or cash flows.
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2021 and 2020, we held $1.6 billion and $2.8 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On December 31, 2021 and 2020, we held marketable securities in trust of $191 and $211, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note P for additional details.
Hedging Activities. On December 31, 2021, we had notional forward exchange contracts outstanding of $6.8 billion. On December 31, 2020, we had notional forward exchange and interest rate swap contracts outstanding of $9.4 billion. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note P for additional details.
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
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2021 or 2020.
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

R. EQUITY COMPENSATION PLANS
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
Annually, we grant awards of stock options, restricted stock and RSUs to participants in our equity compensation plans in early March. Additionally, we may make limited ad hoc grants on a quarterly basis for new hires or promotions. We issue common stock under our equity compensation plans from treasury stock. On December 31, 2021, in addition to the shares reserved for issuance upon the exercise of outstanding stock options, approximately 20 million shares have been authorized for awards that may be granted in the future.
Equity-based Compensation Expense. Equity-based compensation expense is included in G&A expenses. The following table details the components of equity-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2021	2020	2019
Stock options	$46	$43	$43
Restricted stock/RSUs	53	58	62
Total equity-based compensation expense, net of tax	$99	$101	$105
Stock Options. Stock options granted under our equity compensation plans are issued with an exercise price at the fair value of our common stock determined by the average of the high and low stock prices as listed on the New York Stock Exchange (NYSE) on the date of grant. Our outstanding stock options generally vest over three years, with 50% of the options vesting after two years and the remaining 50% vesting the following year, and expire 10 years after the grant date.
We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, net of estimated forfeitures. Estimated forfeitures are based on our historical forfeiture experience. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2021	2020	2019
Expected volatility	26.7-27.3%	21.1-26.9%	19.7-20.0%
Weighted average expected volatility	27.3%	21.2%	19.7%
Expected term (in months)	60	60	64
Risk-free interest rate	0.6-1.2%	0.4-1.5%	1.7-2.6%
Expected dividend yield	2.9%	2.4%	2.0%
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
The resulting weighted average fair value per stock option granted (in dollars) was $28.87 in 2021, $24.86 in 2020 and $29.06 in 2019. Stock option expense reduced pretax operating earnings (and on a diluted per-share basis) by $58 ($0.16) in 2021 and $55 ($0.15) in 2020 and 2019. On December 31, 2021, we had $76 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.
A summary of stock option activity during 2021 follows:

In Shares and Dollars	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2020	11,128,721	$167.00
Granted	2,266,080	169.01
Exercised	(1,272,976)	134.46
Forfeited/canceled	(191,411)	168.44
Outstanding on December 31, 2021	11,930,414	$170.83
Vested and expected to vest on December 31, 2021	11,582,836	$170.94
Exercisable on December 31, 2021	6,495,518	$173.89
Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2021, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding	6.6	$471
Vested and expected to vest	6.6	457
Exercisable	5.1	247
In the table above, intrinsic value is calculated as the excess, if any, of the market price of our stock on the last trading day of the year over the exercise price of the options. For stock options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of stock options exercised was $62 in 2021, $57 in 2020 and $244 in 2019.
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
We generally recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the vesting period of the awards. Compensation expense related to restricted stock and RSUs reduced pretax operating earnings (and on a diluted per-share basis) by $68 ($0.19) in 2021, $73 ($0.20) in 2020 and $79 ($0.21) in 2019. On December 31, 2021, we had $59 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 1.6 years.
A summary of restricted stock and RSU activity during 2021 follows:

In Shares and Dollars	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2020	1,150,151	$180.98
Granted	492,104	174.34
Vested	(302,186)	220.91
Forfeited	(19,591)	167.61
Nonvested at December 31, 2021	1,320,478	$169.54
The total fair value of vesting shares was $52 in 2021, $103 in 2020 and $88 in 2019.

S. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
Substantially all of our plans use a December 31 measurement date consistent with our fiscal year.
Defined Contribution Plans
We provide eligible employees the opportunity to participate in defined contribution plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Employees may contribute to various investment alternatives. In most of these plans, we match a portion of the employees’ contributions. Our contributions to these plans totaled $398 in 2021, $379 in 2020 and $333 in 2019. The defined-contribution plans held approximately 17 million and 19 million shares of our common stock, representing approximately 6% and 7% of our outstanding shares on December 31, 2021 and 2020, respectively.
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
Contributions. It is our policy to fund our qualified pension plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. We contributed $135 to our qualified pension plans in 2021. In 2022, our required contributions are approximately $40.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our other post-retirement benefit plans. For non-funded plans, claims are paid as received. Contributions to our other post-retirement benefit plans were not material in 2021 and are not expected to be material in 2022.
Benefit Payments. We expect the following benefits to be paid from our defined benefit plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2022	$885	$57
2023	899	56
2024	926	54
2025	944	52
2026	967	50
2027-2031	4,921	228
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
Net annual benefit (credit) cost consisted of the following:

	Pension Benefits
Year Ended December 31	2021	2020	2019
Service cost	$119	$115	$111
Interest cost	360	491	600
Expected return on plan assets	(963)	(926)	(911)
Net actuarial loss	352	387	355
Prior service credit	(20)	(18)	(19)
Settlement/curtailment/other	70	—	—
Net annual benefit (credit) cost	$(82)	$49	$136

	Other Post-retirement Benefits
Year Ended December 31	2021	2020	2019
Service cost	$10	$10	$8
Interest cost	19	27	35
Expected return on plan assets	(36)	(36)	(36)
Net actuarial gain	—	(3)	(8)
Prior service credit	—	(1)	(3)
Net annual benefit credit	$(7)	$(3)	$(4)
In October 2021, we purchased an irrevocable group annuity contract (referred to as a buy-out contract) for approximately $550 using retirement plan assets held in trust to transfer the related outstanding qualified pension obligations to an insurance company. As a result of the transaction, the insurance company is now required to pay and administer the retirement benefits owed to approximately 21,000 U.S. retirees and beneficiaries, with no change to the amount, timing or form of the monthly retirement benefit payments. In connection with this transaction, we recognized a non-cash settlement charge of approximately $75 in our qualified U.S. government pension plans related to the GAAP acceleration of deferred actuarial losses included in AOCL for the plans.
Our contractual arrangements with the U.S. government provide for the recovery of pension and other post-retirement benefit costs related to employees working on government contracts, including settlement costs. See Note A for a discussion of our other contract costs. To the extent there is a non-service component of net annual benefit (credit) cost for our defined benefit plans, it is reported in other income (expense) in the Consolidated Statement of Earnings.
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

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$(19,692)	$(18,107)	$(1,062)	$(1,027)
Service cost	(119)	(115)	(10)	(10)
Interest cost	(360)	(491)	(19)	(27)
Amendments	3	37	4	2
Actuarial gain (loss)	955	(1,780)	187	(60)
Settlement/curtailment/other	553	(65)	—	(4)
Benefits paid	881	829	60	64
Benefit obligation at end of year	$(17,779)	$(19,692)	$(840)	$(1,062)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$14,751	$13,177	$705	$644
Actual return on plan assets	1,692	1,843	114	102
Employer contributions	135	480	—	—
Settlement/curtailment/other	(551)	58	—	—
Benefits paid	(860)	(807)	(42)	(41)
Fair value of assets at end of year	$15,167	$14,751	$777	$705
Funded status at end of year	$(2,612)	$(4,941)	$(63)	$(357)
The overall decrease in our pension benefit obligation for the year ended December 31, 2021, was due primarily to the settlement resulting from the buy-out contract and actuarial gains created by the change in the weighted-average discount rate, which increased from 2.54% at December 31, 2020, to 2.84% at December 31, 2021.
The overall increase in our pension benefit obligation for the year ended December 31, 2020, was due primarily to actuarial losses created by the change in the weighted-average discount rate, which decreased from 3.19% at December 31, 2019, to 2.54% at December 31, 2020.
Amounts recognized on the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2021	2020	2021	2020
Noncurrent assets	$134	$69	$292	$121
Current liabilities	(176)	(181)	(112)	(125)
Noncurrent liabilities	(2,570)	(4,829)	(243)	(353)
Net liability recognized	$(2,612)	$(4,941)	$(63)	$(357)
Amounts deferred in AOCL for our defined benefit plans consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2021	2020	2021	2020
Net actuarial loss (gain)	$3,639	$5,752	$(277)	$(12)
Prior service (credit) cost	(76)	(93)	8	12
Total amount recognized in AOCL, pretax	$3,563	$5,659	$(269)	$—

The following is a reconciliation of the change in AOCL for our defined benefit plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2021	2020	2021	2020
Net actuarial (gain) loss	$(1,684)	$863	$(265)	$(6)
Prior service credit	(3)	(38)	(4)	(1)
Amortization of:
Net actuarial (loss) gain from prior years	(352)	(387)	—	3
Prior service credit	20	18	—	1
Settlement/curtailment/other	(77)	—	—	—
Change in AOCL, pretax	$(2,096)	$456	$(269)	$(3)
A pension plan’s funded status is the difference between the plan’s assets and its projected benefit obligation (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. On December 31, 2021 and 2020, most of our pension plans had a PBO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2021	2020
PBO	$(16,958)	$(19,189)
Fair value of plan assets	14,213	14,191
A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all pension plans was $17.5 billion and $19.4 billion on December 31, 2021 and 2020, respectively. The ABO for all other post-retirement plans was $840 and $1.1 billion on December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, most of our defined benefit plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

	Pension Benefits		Other Post-retirement Benefits
December 31	2021	2020	2021	2020
ABO	$(16,775)	$(18,596)	$(384)	$(784)
Fair value of plan assets	14,213	13,829	36	300
Assumptions. We calculate the plan assets and liabilities for a given year and the net annual benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2021	2020
Pension Benefits
Benefit obligation discount rate	2.84%	2.54%
Rate of increase in compensation levels	2.77%	2.66%
Other Post-retirement Benefits
Benefit obligation discount rate	2.89%	2.52%
Healthcare cost trend rate:
Trend rate for next year	5.50%	6.00%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2024	2024
The following table summarizes the weighted average assumptions used to determine our net annual benefit cost:

Assumptions for Year Ended December 31	2021	2020	2019
Pension Benefits
Discount rates:
Benefit obligation	2.54%	3.19%	4.28%
Service cost	2.25%	2.74%	3.81%
Interest cost	1.87%	2.78%	3.92%
Expected long-term rate of return on assets	7.14%	7.41%	7.46%
Rate of increase in compensation levels	2.63%	2.73%	2.77%
Other Post-retirement Benefits
Discount rates:
Benefit obligation	2.52%	3.18%	4.24%
Service cost	2.97%	3.35%	4.23%
Interest cost	1.83%	2.78%	3.88%
Expected long-term rate of return on assets	6.33%	6.86%	6.84%
We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period.
We determine the long-term rates of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation. Beginning in 2021, we decreased the expected long-term rates of return on assets in our primary U.S. pension plans by 25 basis points and in our primary U.S. other post-retirement benefit plans by 25 basis points or 125 basis points depending on the investment mix of each plan’s assets. These changes to our expected long-term rates of return resulted from an assessment of the historical and forward-looking long-term returns of our various asset classes.
Beginning in 2022, we are decreasing the expected long-term rates of return on assets by between 0 and 86 basis points in our primary U.S. pension plans and by between 0 and 300 basis points in our primary U.S. other post-retirement benefit plans. These changes to our expected long-term rates of return resulted from changes in our expected asset allocation.

In 2021, we revised the mortality assumption based on a recent experience study. Additionally, we updated several other assumptions to align them with historical experience and future expectations, including rates of retirement and cost of living increases. The impact of these changes was a net decrease of $332 and $85 in the benefit obligations of our pension and other post-retirement benefit plans, respectively, on December 31, 2021.
Retirement plan assumptions are based on our best judgment, including consideration of current and future market conditions. Given the long-term nature of the assumptions being made, actual outcomes can and often do differ from these estimates. Changes in these estimates impact future pension and other post-retirement benefit costs. As previously discussed, our contractual arrangements with the U.S. government provide for the recovery of pension and other post-retirement benefit costs. Therefore, the impact of annual changes in financial reporting assumptions on the cost for these plans does not immediately affect our operating results.
Assets. A committee of our board of directors is responsible for the strategic oversight of our defined benefit plan assets held in trust. Management develops investment policies and provides oversight of a third-party investment manager who reports to the committee on a regular basis. The outsourced third-party investment manager develops investment strategies and makes all day-to-day investment decisions related to defined benefit plan assets in accordance with our investment policy and target allocation percentages with the objective of generating future returns at or above our assumed long-term rates of return used to determine net annual benefit cost.
Our investment policy endeavors to strike the appropriate balance between asset growth and funded status protection. The objective of the policy is to generate asset returns that will increase the funded status of our plans while systematically reducing cost and deficit risk as funded status of the plans improve. Several of our U.S. pension plans are now utilizing a target asset allocation strategy that will automatically increase investments in liability-hedging assets (primarily fixed-income securities) and decrease investments in return-seeking assets (primarily U.S. equity investments) as the plans reach specific funded status targets.
At the end of 2021, our target asset allocation ranges for plans that are less than fully funded were:

Equities	39-68%
Fixed income	20-50%
Cash	0-5%
Other asset classes	0-16%
More than 90% of our pension plan assets are held in a single trust for our primary qualified U.S. government and commercial pension plans. On December 31, 2021, the trust was invested largely in publicly traded equities, fixed-income securities, and commingled funds comprised primarily of equity securities. The trust also invests in other asset classes consistent with our investment policy. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.
We hold assets in VEBA trusts for some of our other post-retirement benefit plans. These assets are managed by a third-party investment manager with oversight by management and are generally invested in publicly traded equities, fixed-income securities and commingled funds comprised primarily of equity and fixed-income securities. Our asset allocation strategy for the VEBA trusts considers funded status, potential fluctuations in our other post-retirement benefit obligation, the taxable nature of certain VEBA trusts, tax deduction limits on contributions and the regulatory environment.

Our defined benefit plan assets are reported at fair value. See Note P for a discussion of the hierarchy for determining fair value. Our Level 1 assets include investments in publicly traded equity securities. These securities are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets include fixed-income securities and commingled funds whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. Our plan assets that are invested in commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. Our Level 3 assets consist of insurance deposit contracts, retirement annuity contracts and real estate funds.
Certain investments valued using NAV as a practical expedient are excluded from the fair value hierarchy. These investments are redeemable at NAV generally on a monthly or quarterly basis, and most have redemption notice periods of up to 90 days. The unfunded commitments related to these investments were not material on December 31, 2021 or 2020.
The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2021
Cash and equivalents	$130	$9	$121	$—
Equity securities (a):
U.S. companies	1,143	1,143	—	—
Non-U.S. companies	151	151	—	—
Fixed-income securities:
Corporate bonds (b)	4,090	—	4,090	—
Treasury securities	1,495	—	1,495	—
Commingled funds:
Equity funds	6,592	—	6,592	—
Fixed-income funds	430	—	430	—
Real estate funds	8	—	—	8
Other investments:
Insurance deposit contracts	163	—	—	163
Retirement annuity contracts	35	—	—	35
Total plan assets in fair value hierarchy	$14,237	$1,303	$12,728	$206
Plan assets measured using NAV as a practical expedient (c):
Real estate funds	632
Hedge funds	260
Equity funds	38
Total pension plan assets	$15,167
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

The fair value of our other post-retirement benefit plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset Category (a)	December 31, 2021
Cash and equivalents	$12	$—	$12
Equity securities	105	105	—
Fixed-income securities	154	—	154
Commingled funds:
Equity funds	354	—	354
Fixed-income funds	140	—	140
Real estate funds	2	2	—
Total plan assets in fair value hierarchy	$767	$107	$660
Plan assets measured using NAV as a practical expedient (b):
Real estate funds	7
Hedge funds	3
Total other post-retirement benefit plan assets	$777
(a)We had no Level 3 investments on December 31, 2021.
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

Changes in our Level 3 defined benefit plan assets during 2021 and 2020 were as follows:

	Insurance Deposits Contracts	Retirement Annuity Contracts	Private Equity Investments	Real Estate Funds	Total Level 3 Assets
December 31, 2019	$137	$35	$26	$84	$282
Actual return on plan assets:
Unrealized gains, net	18	3	5	7	33
Realized losses, net	—	—	—	(1)	(1)
Purchases, sales and settlements, net	2	—	2	—	4
December 31, 2020	157	38	33	90	318
Transfers out of Level 3	—	—	(33)	(82)	(115)
Actual return on plan assets:
Unrealized gains (losses), net	9	(3)	—	—	6
Purchases, sales and settlements, net	(3)	—	—	—	(3)
December 31, 2021	$163	$35	$—	$8	$206

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of General Dynamics Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheet of General Dynamics Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Estimation of costs at completion for select long-term contracts
As discussed in Note B to the consolidated financial statements, accounting for long-term contracts involves estimation of the costs to complete a contract in order to accurately recognize the associated revenue. The estimated costs at completion for each contract are used to assess the proportion of revenues to recognize based upon the costs incurred-to-date in comparison to the total estimate of costs to complete the contract.
We identified the assessment of the estimation of costs at completion for a select group of long-term contracts in the defense segments as a critical audit matter. The estimated costs at completion for the select group of long-term contracts incorporates assumptions, such as labor hours and the cost of materials for the work to be performed. The evaluation of one or more of the assumptions used in the estimation of the costs to complete for the select group of contracts required a high level of subjective auditor judgment due to the nature of the individual contracts and related contract performance risks. Specifically, changes to certain assumptions may have a significant impact on the estimated revenue recorded during the period.
The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the estimation of costs at completion for the select group of long-term contracts. This included contract level controls over the estimated cost assumptions. For certain contracts, we compared the Company’s historical estimates of costs to actual costs incurred to assess the Company’s ability to estimate accurately. Based on the nature of the individual contract, we evaluated certain assumptions within the Company’s estimated costs at completion by:
–reading the underlying contract and any related amendments to obtain an understanding of the contractual requirements and related performance obligations
–assessing costs incurred to-date and the relative progress toward satisfying the performance obligation(s) of the contract
–assessing, if relevant, the estimated costs at completion on similar or predecessor contracts and programs
–inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated costs at completion or indications of potential management bias
–inspecting correspondence, if any, between the Company and the customer regarding actual to-date and expected performance
–analyzing the sufficiency of the Company’s assessment of contract performance risks included within the estimated costs at completion.
Discount rates used in pension benefit obligation
As discussed in Note S to the consolidated financial statements, the Company’s pension benefit obligation and the associated plan assets were $17.8 billion and $15.2 billion, respectively, on December 31, 2021. These balances resulted in a net liability of $2.6 billion. The pension benefit obligation is the estimated present value of future pension benefits attributed to employee services rendered to date, including assumptions about future compensation levels. The weighted average discount rate assumption used in estimating the pension benefit obligation as of

December 31, 2021, of 2.84% was based on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The selected discount rates have a significant effect on the measurement of the pension benefit obligation.
We identified the evaluation of the discount rates for certain pension benefit obligations to be a critical audit matter. This is due to the specialized skills required to assess the discount rate assumption used to discount estimated future benefit payments. In addition, the pension benefit obligations for certain plans were sensitive to changes in this assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the pension benefit obligation process. This included a control related to the determination of the discount rate assumption. We involved an actuarial professional with specialized skills and knowledge, who assisted in:
–evaluating the Company’s methodology used to develop the discount rates
–recalculating discount rates using the cash flows and spot rates provided by the Company
–evaluating the Company’s determination of the discount rates for certain plans by comparing changes in the discount rates from the prior year against changes in published indices using publicly available market data.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
McLean, Virginia
February 9, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on December 31, 2021, our disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting. The KPMG report immediately follows this report.

/s/ Phebe N. Novakovic	/s/ Jason W. Aiken
Phebe N. Novakovic	Jason W. Aiken
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of General Dynamics Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited General Dynamics Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 31, 2021 and 2020, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 9, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 9, 2022
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Information About Our Executive Officers in Part I, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Ethos,” “Audit Committee Report” and, if included, “Other Information – Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be set forth herein is included in the sections entitled “Governance of the Company – Related Person Transactions Policy” and “Election of the Board of Directors of the Company – Director Independence” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor ID: 185.
The information required to be set forth herein is included in the section entitled “Advisory Vote on the Selection of Independent Auditors – Audit and Non-Audit Fees” in our Proxy Statement, which section is incorporated herein by reference.

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
Commission File No. 1-3671
Exhibits listed below, which have been filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the company (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on October 7, 2004)

3.2
Amended and Restated Bylaws of General Dynamics Corporation (as amended effective June 2, 2021) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on June 4, 2021)

4.1	Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee

4.2
Sixth Supplemental Indenture dated as of July 12, 2011, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on July 12, 2011)

4.3
Seventh Supplemental Indenture dated as of November 6, 2012, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on November 6, 2012)

4.4
Indenture dated as of March 24, 2015, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the SEC on March 24, 2015)

4.5
First Supplemental Indenture dated as of August 12, 2016, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on August 12, 2016)

4.6
Second Supplemental Indenture dated as of September 14, 2017, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on September 14, 2017)

4.7
Indenture dated as of March 22, 2018, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the SEC on March 22, 2018)

4.8
First Supplemental Indenture dated as of May 11, 2018, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on May 11, 2018)

4.9
Second Supplemental Indenture, dated as of March 25, 2020, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 3.250% Notes due 2025, 3.500% Notes due 2027, 3.625% Notes due 2030, 4.250% Notes due 2040 and 4.250% Notes due 2050) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on March 25, 2020)

4.10
Third Supplemental Indenture, dated as of May 10, 2021, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 1.150% Notes due 2026, 2.250% Notes due 2031 and 2.850% Notes due 2041) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on May 10, 2021)

4.11	Description of General Dynamics Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act**

10.1*
General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-217656) filed with the SEC on May 4, 2017)

10.2*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the SEC on April 23, 2014)

10.3*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants made March 4, 2015, through March 1, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the SEC on April 29, 2015)

10.4*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2016, filed with the SEC on April 27, 2016)

10.5*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the SEC on July 26, 2017)

10.6*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the SEC on July 26, 2017)

10.7*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the SEC on July 26, 2017)

10.8*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the SEC on July 26, 2017)

10.9*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 6, 2019) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on April 24, 2019)

10.10*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.11*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.12*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.13*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002)

10.14*
General Dynamics Corporation Supplemental Savings Plan, amended and restated effective October 1, 2021 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended October 3, 2021, filed with the SEC on October 27, 2021)

10.15*
Form of Severance Protection Agreement for executive officers (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 6, 2017)

10.16*
General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2010 (incorporating amendments through March 31, 2011) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 3, 2011, filed with the SEC on May 3, 2011)

10.17*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective January 5, 2015 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 9, 2015)

10.18*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective January 1, 2016 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 6, 2017)

10.19*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective January 1, 2019 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019)

10.20*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective December 20, 2019 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021)

21	Subsidiaries**

22	Subsidiary Guarantors (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended October 3, 2021, filed with the SEC on October 27, 2021)

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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
William A. Moss
Vice President and Controller
Dated: February 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 9, 2022, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Phebe N. Novakovic	Chairman, Chief Executive Officer and Director
Phebe N. Novakovic	(Principal Executive Officer)

/s/ Jason W. Aiken	Senior Vice President and Chief Financial Officer
Jason W. Aiken	(Principal Financial Officer)

/s/ William A. Moss	Vice President and Controller
William A. Moss	(Principal Accounting Officer)

*
James S. Crown	Director

*
Rudy F. deLeon	Director

*
Cecil D. Haney	Director

*
Mark M. Malcolm	Director

*
James N. Mattis	Director

*
C. Howard Nye	Director

*
Catherine B. Reynolds	Director

*
Laura J. Schumacher	Director

*
Robert K. Steel	Director

*
John G. Stratton	Director

*
Peter A. Wall	Director

 * By Gregory S. Gallopoulos pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ Gregory S. Gallopoulos
Gregory S. Gallopoulos
Senior Vice President, General Counsel and Secretary