Form 10-Q
period 2022-04-03
GENERAL DYNAMICS CORP
filed 2022-04-27
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
277,705,115 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 3, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 3, 2022	April 4, 2021
Revenue:
Products	$5,209	$5,355
Services	4,183	4,034
	9,392	9,389
Operating costs and expenses:
Products	(4,312)	(4,438)
Services	(3,546)	(3,454)
General and administrative (G&A)	(626)	(559)
	(8,484)	(8,451)
Operating earnings	908	938
Other, net	39	30
Interest, net	(98)	(123)
Earnings before income tax	849	845
Provision for income tax, net	(119)	(137)
Net earnings	$730	$708

Earnings per share
Basic	$2.63	$2.49
Diluted	$2.61	$2.48
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 3, 2022	April 4, 2021
Net earnings	$730	$708
Changes in unrealized cash flow hedges	(54)	(91)
Foreign currency translation adjustments	62	(38)
Changes in retirement plans’ funded status	42	101
Other comprehensive income (loss), pretax	50	(28)
Benefit for income tax, net	5	—
Other comprehensive income (loss), net of tax	55	(28)
Comprehensive income	$785	$680
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	April 3, 2022	December 31, 2021

ASSETS
Current assets:
Cash and equivalents	$2,907	$1,603
Accounts receivable	3,015	3,041
Unbilled receivables	7,888	8,498
Inventories	5,548	5,340
Other current assets	1,436	1,505
Total current assets	20,794	19,987
Noncurrent assets:
Property, plant and equipment, net	5,450	5,417
Intangible assets, net	1,926	1,978
Goodwill	20,114	20,098
Other assets	2,592	2,593
Total noncurrent assets	30,082	30,086
Total assets	$50,876	$50,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,005	$1,005
Accounts payable	3,190	3,167
Customer advances and deposits	6,363	6,266
Other current liabilities	3,478	3,540
Total current liabilities	14,036	13,978
Noncurrent liabilities:
Long-term debt	10,491	10,490
Other liabilities	8,335	7,964
Commitments and contingencies (see Note J)
Total noncurrent liabilities	18,826	18,454
Shareholders’ equity:
Common stock	482	482
Surplus	3,434	3,278
Retained earnings	35,800	35,420
Treasury stock	(19,837)	(19,619)
Accumulated other comprehensive loss	(1,865)	(1,920)
Total shareholders’ equity	18,014	17,641
Total liabilities and shareholders’ equity	$50,876	$50,073
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 3, 2022	April 4, 2021
Cash flows from operating activities - continuing operations:
Net earnings	$730	$708
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	139	136
Amortization of intangible and finance lease right-of-use assets	74	79
Equity-based compensation expense	96	40
Deferred income tax benefit	(106)	(19)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	26	(30)
Unbilled receivables	617	52
Inventories	(234)	57
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	23	(216)
Customer advances and deposits	675	(544)
Other, net	(72)	(260)
Net cash provided by operating activities	1,968	3
Cash flows from investing activities:
Capital expenditures	(141)	(134)
Other, net	(6)	3
Net cash used by investing activities	(147)	(131)
Cash flows from financing activities:
Dividends paid	(330)	(315)
Purchases of common stock	(294)	(759)
Other, net	107	201
Net cash used by financing activities	(517)	(873)
Net cash used by discontinued operations	—	(12)
Net increase (decrease) in cash and equivalents	1,304	(1,013)
Cash and equivalents at beginning of period	1,603	2,824
Cash and equivalents at end of period	$2,907	$1,811
Supplemental cash flow information:
Income tax payments, net	$(15)	$(33)
Interest payments	$(93)	$(107)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2021	$482	$3,278	$35,420	$(19,619)	$(1,920)	$17,641
Net earnings	—	—	730	—	—	730
Cash dividends declared	—	—	(350)	—	—	(350)
Equity-based awards	—	156	—	74	—	230
Shares purchased	—	—	—	(292)	—	(292)
Other comprehensive income	—	—	—	—	55	55
April 3, 2022	$482	$3,434	$35,800	$(19,837)	$(1,865)	$18,014

December 31, 2020	$482	$3,124	$33,498	$(17,893)	$(3,550)	$15,661
Net earnings	—	—	708	—	—	708
Cash dividends declared	—	—	(337)	—	—	(337)
Equity-based awards	—	28	—	52	—	80
Shares purchased	—	—	—	(744)	—	(744)
Other comprehensive loss	—	—	—	—	(28)	(28)
April 4, 2021	$482	$3,152	$33,869	$(18,585)	$(3,578)	$15,340
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 3, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 3, 2022, and April 4, 2021.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	April 3, 2022	December 31, 2021
PP&E	$11,631	$11,464
Accumulated depreciation	(6,181)	(6,047)
PP&E, net	$5,450	$5,417
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 80% of our revenue for the three-month periods ended April 3, 2022, and April 4, 2021. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 20% of our revenue for the three-month periods ended April 3, 2022, and April 4, 2021. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On April 3, 2022, we had $87.2 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 55% of our remaining performance obligations as revenue by year-end 2023, an additional 30% by year-end 2025 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	April 3, 2022	April 4, 2021
Revenue	$107	$85
Operating earnings	105	63
Diluted earnings per share	$0.30	$0.17
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 3, 2022, or April 4, 2021.
Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major products and services was as follows:

Three Months Ended	April 3, 2022	April 4, 2021
Aircraft manufacturing	$1,262	$1,372
Aircraft services	641	515
Total Aerospace	1,903	1,887
Nuclear-powered submarines	1,762	1,719
Surface ships	593	528
Repair and other services	296	236
Total Marine Systems	2,651	2,483
Military vehicles	1,095	1,203
Weapons systems, armament and munitions	416	460
Engineering and other services	164	157
Total Combat Systems	1,675	1,820
Information technology (IT) services	2,140	2,085
C5ISR* solutions	1,023	1,114
Total Technologies	3,163	3,199
Total revenue	$9,392	$9,389
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
Revenue by contract type was as follows:

Three Months Ended April 3, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,673	$1,601	$1,465	$1,338	$6,077
Cost-reimbursement	—	1,050	197	1,328	2,575
Time-and-materials	230	—	13	497	740
Total revenue	$1,903	$2,651	$1,675	$3,163	$9,392
Three Months Ended April 4, 2021
Fixed-price	$1,709	$1,784	$1,569	$1,340	$6,402
Cost-reimbursement	—	699	235	1,363	2,297
Time-and-materials	178	—	16	496	690
Total revenue	$1,887	$2,483	$1,820	$3,199	$9,389
Our segments operate under fixed-price, cost-reimbursement and time-and-materials contracts. Our production contracts are primarily fixed-price. Under these contracts, we agree to perform a specific scope of work for a fixed amount. Contracts for research, engineering, repair and maintenance, and other services are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses contract costs incurred and pays a fixed, incentive or award-based fee. The amount for an incentive or award fee is determined by our ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and generally reimburses us for the cost of materials.

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
Revenue by customer was as follows:

Three Months Ended April 3, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$80	$2,605	$855	$1,751	$5,291
Non-DoD	—	1	2	1,243	1,246
Foreign military sales (FMS)	33	44	69	10	156
Total U.S. government	113	2,650	926	3,004	6,693
U.S. commercial	1,110	—	45	50	1,205
Non-U.S. government	120	1	685	102	908
Non-U.S. commercial	560	—	19	7	586
Total revenue	$1,903	$2,651	$1,675	$3,163	$9,392
Three Months Ended April 4, 2021
U.S. government:
DoD	$58	$2,420	$916	$1,747	$5,141
Non-DoD	—	4	2	1,246	1,252
FMS	19	56	87	14	176
Total U.S. government	77	2,480	1,005	3,007	6,569
U.S. commercial	857	1	66	57	981
Non-U.S. government	190	2	732	129	1,053
Non-U.S. commercial	763	—	17	6	786
Total revenue	$1,887	$2,483	$1,820	$3,199	$9,389
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended April 3, 2022, were not materially impacted by any other factors.

Revenue recognized for the three-month periods ended April 3, 2022, and April 4, 2021, that was included in the contract liability balance at the beginning of each year was $1.7 billion and $1.5 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 3, 2022	April 4, 2021
Basic weighted average shares outstanding	277,074	284,102
Dilutive effect of stock options and restricted stock/RSUs*	2,863	1,096
Diluted weighted average shares outstanding	279,937	285,198
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 2,086 and 8,298 for the three-month periods ended April 3, 2022, and April 4, 2021, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	April 3, 2022	December 31, 2021
Deferred tax asset	$41	$41
Deferred tax liability	(757)	(868)
Net deferred tax liability	$(716)	$(827)
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on April 3, 2022, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	April 3, 2022	December 31, 2021
Unbilled revenue	$35,695	$39,566
Advances and progress billings	(27,807)	(31,068)
Net unbilled receivables	$7,888	$8,498
On April 3, 2022, and December 31, 2021, net unbilled receivables included $2.4 billion and $3.3 billion, respectively, associated with two large international contracts in our Combat Systems segment. A wheeled vehicle contract, originally negotiated in 2012, was amended in 2020 to include a revised payment schedule that addressed a build-up in unbilled receivables. Under the amended contract, we have received progress payments that have reduced the program’s unbilled balance to $1 billion. The remaining scheduled progress payments will liquidate the net unbilled receivables balance by the end of 2023. A separate tracked vehicle contract signed in 2010 has been experiencing an unbilled receivable build-up since 2021 while we work to resolve customer concerns on certain aspects of the program. As a result, the balance on this program has grown to $1.4 billion.

F. INVENTORIES
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
Inventories consisted of the following:

	April 3, 2022	December 31, 2021
Work in process	$3,865	$3,654
Raw materials	1,645	1,651
Finished goods	25	22
Pre-owned aircraft	13	13
Total inventories	$5,548	$5,340

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2021 (a)	$3,039	$297	$2,827	$13,935	$20,098
Other (b)	(6)	—	18	4	16
April 3, 2022 (a)	$3,033	$297	$2,845	$13,939	$20,114
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	April 3, 2022			December 31, 2021
Contract and program intangible assets (b)	$3,242	$(1,597)	$1,645	$3,239	$(1,547)	$1,692
Trade names and trademarks	499	(240)	259	501	(238)	263
Technology and software	70	(49)	21	70	(48)	22
Other intangible assets	64	(63)	1	64	(63)	1
Total intangible assets	$3,875	$(1,949)	$1,926	$3,874	$(1,896)	$1,978
(a)Changes in gross carrying amounts consisted primarily of adjustments for foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $50 and $55 for the three-month periods ended April 3, 2022, and April 4, 2021, respectively.

H. DEBT
Debt consisted of the following:

		April 3, 2022	December 31, 2021
Fixed-rate notes due:	Interest rate:
November 2022	2.250%	$1,000	$1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	102	106
Total debt principal		11,602	11,606
Less unamortized debt issuance costs and discounts		106	111
Total debt		11,496	11,495
Less current portion		1,005	1,005
Long-term debt		$10,491	$10,490
On April 3, 2022, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on April 3, 2022.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	April 3, 2022	December 31, 2021

Salaries and wages	$870	$1,022
Dividends payable	350	331
Lease liabilities	331	337
Retirement benefits	285	288
Workers’ compensation	265	270
Other	1,377	1,292
Total other current liabilities	$3,478	$3,540

Retirement benefits	$2,717	$2,813
Customer deposits on commercial contracts	1,828	1,250
Lease liabilities	1,346	1,343
Other	2,444	2,558
Total other liabilities	$8,335	$7,964

J. COMMITMENTS AND CONTINGENCIES
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion on April 3, 2022. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of April 3, 2022, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended April 3, 2022, and April 4, 2021, were as follows:

Three Months Ended	April 3, 2022	April 4, 2021
Beginning balance	$641	$660
Warranty expense	21	26
Payments	(33)	(40)
Ending balance	$629	$646

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors, from time to time, authorizes management to repurchase outstanding shares of our common stock on the open market. In the three-month period ended April 3, 2022, we repurchased 1.3 million of our outstanding shares for $292. On April 3, 2022, 10.8 million shares remained authorized by our board of directors for repurchase, representing 3.9% of our total shares outstanding. We repurchased 4.6 million shares for $744 in the three-month period ended April 4, 2021.
Dividends per Share. Our board of directors declared dividends per share of $1.26 and $1.19 for the three-month periods ended April 3, 2022, and April 4, 2021, respectively. We paid cash dividends of $330 and $315 for the three-month periods ended April 3, 2022, and April 4, 2021, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2021	$144	$538	$(2,602)	$(1,920)
Other comprehensive income, pretax	(54)	62	42	50
Benefit for income tax, net	14	—	(9)	5
Other comprehensive income, net of tax	(40)	62	33	55
April 3, 2022	$104	$600	$(2,569)	$(1,865)

December 31, 2020	$272	$641	$(4,463)	$(3,550)
Other comprehensive loss, pretax	(91)	(38)	101	(28)
Benefit for income tax, net	23	—	(23)	—
Other comprehensive loss, net of tax	(68)	(38)	78	(28)
April 4, 2021	$204	$603	$(4,385)	$(3,578)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and included pretax recognized net actuarial losses and amortization of prior service credit. See Note O for these amounts, which are included in our net periodic pension and other post-retirement benefit credit.

L. SEGMENT INFORMATION
We have four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.
Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Aerospace	$1,903	$1,887	$243	$220
Marine Systems	2,651	2,483	211	200
Combat Systems	1,675	1,820	227	244
Technologies	3,163	3,199	298	306
Corporate (b)	—	—	(71)	(32)
Total	$9,392	$9,389	$908	$938
(a)See Note B for additional revenue information by segment.
(b)Corporate operating results consist primarily of equity-based compensation expense.
M. FAIR VALUE
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
We did not have any significant non-financial assets or liabilities measured at fair value on April 3, 2022, or December 31, 2021.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on April 3, 2022, and December 31, 2021, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	April 3, 2022
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$3	$3	$—	$3	$—
Available-for-sale debt securities	121	121	—	121	—
Equity securities	58	58	58	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	359	359	—	359	—
Cash flow hedge liabilities	(125)	(125)	—	(125)	—
Measured at amortized cost:
Short- and long-term debt principal	(11,602)	(11,705)	—	(11,705)	—

	December 31, 2021
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$4	$4	$—	$4	$—
Available-for-sale debt securities	125	125	—	125	—
Equity securities	62	62	62	—	—
Other investments	12	12	—	—	12
Cash flow hedge assets	320	320	—	320	—
Cash flow hedge liabilities	(98)	(98)	—	(98)	—
Measured at amortized cost:
Short- and long-term debt principal	(11,606)	(12,549)	—	(12,549)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 3, 2022, and December 31, 2021, we held $2.9 billion and $1.6 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On April 3, 2022, and December 31, 2021, we held marketable securities in trust of $182 and $191, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $7.5 billion and $6.8 billion on April 3, 2022, and December 31, 2021, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in AOCL until the underlying transaction is reflected in earnings. Alternatively, gains and losses on derivative financial instruments that do not qualify for hedge accounting are recorded each period in earnings. All gains and losses from derivative financial instruments recognized in the Consolidated Statement of Earnings are presented in the same line item as the underlying transaction, generally operating costs and expenses.
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three-month periods ended April 3, 2022, and April 4, 2021. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three-month periods ended April 3, 2022, and April 4, 2021, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on April 3, 2022, and December 31, 2021.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 3, 2022, and April 4, 2021. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended April 3, 2022, and April 4, 2021.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit credit for the three-month periods ended April 3, 2022, and April 4, 2021, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Service cost	$26	$30	$1	$2
Interest cost	100	90	5	5
Expected return on plan assets	(228)	(241)	(8)	(9)
Net actuarial loss (gain)	54	103	(4)	—
Prior service credit	(5)	(5)	—	—
Net periodic benefit credit	$(53)	$(23)	$(6)	$(2)
Our contractual arrangements with the U.S. government provide for the recovery of pension and other post-retirement benefit costs related to employees working on government contracts. As we expect to recover these costs, we defer them in other contract costs in other current assets on the Consolidated Balance Sheet until they can be allocated to contracts, which is generally after they are paid. To the extent there is a non-service component of net periodic benefit credit for our defined benefit plans, it is reported in other income (expense) in the Consolidated Statement of Earnings.

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
Our company is organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business jet aircraft and related services. The following discussion should be read in conjunction with our 2021 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

BUSINESS ENVIRONMENT
With approximately 70% of our revenue coming from the U.S. government, government spending levels — particularly defense spending — influence our financial performance. At the beginning of the government’s fiscal year (FY) 2022, we were operating under a series of continuing resolutions (CRs), which provided funding for federal agencies for all programs of record at the prior year’s appropriated levels. On March 15, 2022, the U.S. government enacted a defense appropriations bill for the government’s FY 2022 totaling $728 billion, representing an increase of approximately 5% over the enacted FY 2021 spending level and an increase of approximately 3% over the FY 2022 budget request. The FY 2022 defense appropriations bill was supportive of our key programs but did not have a material impact on our financial outlook for 2022.
In February 2022, Russian forces invaded Ukraine. In response, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions (collectively, global sanctions) targeting Russia and Belarus. The conflict and these sanctions have caused disruptions to global economies and some global businesses, including heightened cybersecurity risks, supply chain challenges, increased energy costs, foreign currency exchange rate fluctuations, as well as an exacerbation of existing inflationary pressures.
Within our defense segments, the Russia-Ukraine conflict has created some potential supply chain challenges, which we continue to monitor and manage. The conflict may impact the FY 2023 U.S. government defense budget due to the heightened national security threat. Internationally, many countries in the region have expressed a renewed commitment to defense-related spending. As a result, we may see additional demand for our products and services.
In our Aerospace segment, we continue to see strong order activity as we emerge from the impacts of the coronavirus (COVID-19) pandemic. However, this segment is the most impacted by the global sanctions, particularly our aircraft services business in Europe, which we have managed to-date. Across the aerospace industry, the sanctions impact sales to certain individuals and entities and exports of associated aircraft parts and related services.

We continue to assess the conflict and related sanctions and take steps to attempt to mitigate any potential negative impact on our business, which to this point has not been material. Any longer-term impact to our business is currently unknown due to the uncertainty around the conflict’s duration, any further global sanctions and their broader impact.

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
In the defense segments, revenue on long-term government contracts is recognized generally over time as the work progresses, either as products are produced or as services are rendered. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses. Variances in costs recognized from period to period reflect primarily increases and decreases in production or activity levels on individual contracts. Because costs are used as a measure of progress, year-over-year variances in costs result in corresponding variances in revenue, which we generally refer to as volume.

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

CONSOLIDATED OVERVIEW

Three Months Ended	April 3, 2022	April 4, 2021	Variance
Revenue	$9,392	$9,389	$3	—%
Operating costs and expenses	(8,484)	(8,451)	(33)	0.4%
Operating earnings	908	938	(30)	(3.2)%
Operating margin	9.7%	10.0%
Our consolidated revenue in the first quarter was consistent with last year as higher volume in our Marine Systems segment was largely offset by lower volume in our Combat Systems segment. Operating earnings and margin decreased $30 and 30 basis points, respectively, in the first quarter of 2022 due to timing of Corporate operating expenses. Operating earnings and margin increased in the aggregate for our operating segments in the first quarter of 2022.

REVIEW OF OPERATING SEGMENTS
Following is a discussion of operating results for each of our operating segments. For the Aerospace segment, results are analyzed by specific types of products and services, consistent with how the segment is managed. For the defense segments, the discussion is based on markets and the lines of products and services offered with a supplemental discussion of specific contracts and programs when significant to the results. Additional information regarding our segments can be found in Note L to the unaudited Consolidated Financial Statements in Part I, Item 1.
AEROSPACE

Three Months Ended	April 3, 2022	April 4, 2021	Variance
Revenue	$1,903	$1,887	$16	0.8%
Operating earnings	243	220	23	10.5%
Operating margin	12.8%	11.7%
Gulfstream aircraft deliveries (in units)	25	28	(3)	(10.7)%

Operating Results
The increase in the Aerospace segment’s revenue in the first quarter of 2022 consisted of the following:

Aircraft services	$126
Aircraft manufacturing	(110)
Total increase	$16
Aircraft services revenue was up in the first quarter of 2022 due to increased air travel driving additional demand for maintenance work and activity at our fixed-base operator (FBO) facilities. Offsetting the growth in services revenue was a decrease in aircraft deliveries, reflecting our decision in 2020 to reduce aircraft production rates in response to the COVID-19 pandemic. We have since increased production rates, which will result in increasing deliveries beginning in the second half of the year.
The increase in the segment’s operating earnings in the first quarter of 2022 consisted of the following:

Aircraft services	$40
Aircraft manufacturing	20
G&A/other expenses	(37)
Total increase	$23
Aircraft services operating earnings were up in the first quarter of 2022 due to higher volume, favorable cost performance and the mix of aircraft services. Aircraft manufacturing operating earnings were up due to ongoing improvements in manufacturing efficiency, as well as mark-to-market adjustments taken in the first quarter of 2021 related to aircraft that were in the G500 flight test program. These increases were offset partially by higher G&A/other expenses due to increased R&D expenses associated with ongoing product development efforts, including flight test activities for the G700, which is targeted to enter service in the fourth quarter of 2022. While there is a modest risk to the aircraft certification timeline, this risk does not impact our outlook for 2022 or beyond.
In total, the Aerospace segment’s operating margin increased 110 basis points in the first quarter of 2022 compared with the prior-year period.
MARINE SYSTEMS

Three Months Ended	April 3, 2022	April 4, 2021	Variance
Revenue	$2,651	$2,483	$168	6.8%
Operating earnings	211	200	11	5.5%
Operating margin	8.0%	8.1%

Operating Results
The increase in the Marine Systems segment’s revenue in the first quarter of 2022 consisted of the following:

U.S. Navy ship engineering, repair and other services	$86
U.S. Navy ship construction	82
Total increase	$168
Revenue from U.S. Navy ship engineering and construction increased in the first quarter of 2022 as work progressed on the Navy’s top acquisition priority, the Columbia-class submarine program. Revenue from U.S. Navy ship construction was also up due to increased volume on the Arleigh Burke-class (DDG-51) destroyer program and the John Lewis-class (T-AO-205) fleet replenishment oiler program. Overall, the Marine Systems segment’s operating margin decreased 10 basis points in the first quarter of 2022 due to program mix.
COMBAT SYSTEMS

Three Months Ended	April 3, 2022	April 4, 2021	Variance
Revenue	$1,675	$1,820	$(145)	(8.0)%
Operating earnings	227	244	(17)	(7.0)%
Operating margin	13.6%	13.4%
Operating Results
The change in the Combat Systems segment’s revenue in the first quarter of 2022 consisted of the following:

International military vehicles	$(76)
Weapons systems and munitions	(59)
U.S. military vehicles	(10)
Total decrease	$(145)
Revenue from international military vehicles decreased in the first quarter of 2022 due primarily to timing on several wheeled vehicle contracts. Weapons systems and munitions revenue was down due to decreased production of various munitions and ordnance and timing of materials on weapons systems programs. The Combat Systems segment’s operating margin increased 20 basis points in the first quarter of 2022 driven by favorable contract mix and strong operating performance.
TECHNOLOGIES

Three Months Ended	April 3, 2022	April 4, 2021	Variance
Revenue	$3,163	$3,199	$(36)	(1.1)%
Operating earnings	298	306	(8)	(2.6)%
Operating margin	9.4%	9.6%

Operating Results
The change in the Technologies segment’s revenue in the first quarter of 2022 consisted of the following:

C5ISR* solutions	$(91)
IT services	55
Total decrease	$(36)
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
C5ISR solutions revenue was down due primarily to continued supply chain shortages and delays in customer order activity in 2021 resulting from the COVID-19 pandemic. This decrease was offset partially by increased IT services revenue across a variety of programs. The Technologies segment’s operating margin decreased 20 basis points in the first quarter of 2022 due to unfavorable contract mix, including fewer shipments in our higher-margin products business.
CORPORATE
Corporate operating results totaled $71 in the first quarter of 2022 compared with $32 in the first quarter of 2021 and consisted primarily of equity-based compensation expense. The increase was due to accelerated recognition of equity-based compensation expense.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	April 3, 2022	April 4, 2021	Variance
Revenue	$5,209	$5,355	$(146)	(2.7)%
Operating costs	(4,312)	(4,438)	126	(2.8)%
The change in product revenue in the first quarter of 2022 consisted of the following:

Aircraft manufacturing	$(110)
Other, net	(36)
Total decrease	$(146)
Aircraft manufacturing revenue decreased in the first quarter of 2022 due to fewer planned aircraft deliveries. In the first quarter of 2022, the primary driver of the decrease in product operating costs was the decrease in aircraft deliveries.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	April 3, 2022	April 4, 2021	Variance
Revenue	$4,183	$4,034	$149	3.7%
Operating costs	(3,546)	(3,454)	(92)	2.7%

The increase in service revenue in the first quarter of 2022 consisted of the following:

Aircraft services	$126
Other, net	23
Total increase	$149
Aircraft services revenue increased in the first quarter of 2022 due to additional maintenance work and FBO activity. In the first quarter of 2022, the primary driver of the increase in service operating costs was the increase in aircraft services volume.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 6.7% in the first three months of 2022 compared with 6% in the first three months of 2021. The increase was driven by accelerated recognition of equity-based compensation expense.
OTHER, NET
Net other income was $39 in the first three months of 2022 compared with $30 in the first three months of 2021 and represents primarily the non-service components of pension and other post-retirement benefits.
INTEREST, NET
Net interest expense was $98 in the first three months of 2022 compared with $123 in the prior-year period. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 14% in the first three months of 2022 compared with 16.2% in the prior-year period. The decrease is due to a variety of factors, including the impact of excess tax benefits from equity-based compensation.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $87.2 billion at the end of the first quarter of 2022 compared with $87.6 billion on December 31, 2021. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $129 billion on April 3, 2022.

The following table details the backlog and estimated potential contract value of each segment at the end of the first quarter of 2022 and fourth quarter of 2021:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	April 3, 2022
Aerospace	$17,114	$501	$17,615	$1,829	$19,444
Marine Systems	27,656	15,258	42,914	4,316	47,230
Combat Systems	12,760	299	13,059	6,298	19,357
Technologies	9,067	4,579	13,646	29,347	42,993
Total	$66,597	$20,637	$87,234	$41,790	$129,024

	December 31, 2021
Aerospace	$15,878	$415	$16,293	$1,657	$17,950
Marine Systems	23,678	21,177	44,855	4,271	49,126
Combat Systems	12,584	509	13,093	6,936	20,029
Technologies	9,005	4,348	13,353	26,997	40,350
Total	$61,145	$26,449	$87,594	$39,861	$127,455

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the first quarter of 2022 with backlog of $17.6 billion, up 8.1% from $16.3 billion on December 31, 2021, and up 47.7% in the past year.
Orders in the first quarter of 2022 reflected strong demand across our product and services portfolio, including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 1.7-to-1 in the first quarter of 2022 and over the trailing 12 months.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On April 3, 2022, estimated potential contract value in the Aerospace segment was $1.8 billion, up 10.4% from December 31, 2021.

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
Total backlog in our defense segments was $69.6 billion on April 3, 2022 compared with $71.3 billion on December 31, 2021. In the first quarter of 2022, the Combat Systems and Technologies segments achieved book-to-bill ratios of 1-to-1 and 1.1-to-1, respectively. Estimated potential contract value in our defense segments was $40 billion on April 3, 2022, up 4.6% from $38.2 billion on December 31, 2021. We received the following significant contract awards during the first quarter of 2022:
MARINE SYSTEMS
•$260 from the U.S. Navy to provide maintenance and repair services for a DDG-51 guided-missile destroyer and a Wasp-class amphibious assault ship.
•$130 from the Navy for maintenance and modernization work on the USS Hartford, a Los Angeles-class submarine.
•$95 from the Navy for advanced nuclear plant studies (ANPS) in support of the Columbia-class submarine program.
•$75 from the Navy for changes in scope associated with DDG-51 contracts.
COMBAT SYSTEMS
•$340 from the U.S. Army to produce Stryker maneuver short-range air defense (M-SHORAD) vehicles.
•$325 from the Army to upgrade Abrams main battle tanks to the system enhancement package version 3 (SEPv3) configuration.
•$235 from the Army to provide spare parts and inventory management and support services for the Stryker wheeled combat vehicle program.
•$230 to produce Piranha armored combat vehicles for Switzerland.
•$45 to provide laser range finders and repair and management support services for Canadian light armored vehicle (LAV) programs.
TECHNOLOGIES
•An IDIQ contract from the National Geospatial-Intelligence Agency (NGA) to provide hybrid cloud services and IT design, engineering, and operations and sustainment services. The contract has a maximum potential value of $4.5 billion over 10 years.
•$80 from the Environmental Protection Agency (EPA) for managed application, information, networking, enterprise and security services. The contract has a maximum potential value of $660.
•$260 for several key classified contracts.

•$190 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide intelligence information sharing capabilities and engineering services.
•$40 from the Defense Information Systems Agency (DISA) for an Identity, Credential and Access Management (ICAM) solution to provide secure identity, access and account management for DoD applications. The contract has a maximum potential value of $160.
•$130 to provide flight simulation services for the Army.
•$15 from the U.S. Department of Education to develop the Award Eligibility Determination system. The contract has a maximum potential value of $120.
•$110 to manufacture and deliver hardware in support of the SPY-6 radar program.
•$90 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.
•$85 from the Army to provide continued software support and engineering for the Warfighter Information Network-Tactical (WIN-T) Increment 2 program.
•$85 from the North Carolina Department of Health and Human Services in support of the Medicaid Management Information System.

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
We ended the first quarter of 2022 with a cash and equivalents balance of $2.9 billion compared with $1.6 billion at the end of 2021. The following is a discussion of our major operating, investing and financing activities in the first three months of 2022 and 2021, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Three Months Ended	April 3, 2022	April 4, 2021
Net cash provided by operating activities	$1,968	$3
Net cash used by investing activities	(147)	(131)
Net cash used by financing activities	(517)	(873)

OPERATING ACTIVITIES
Cash provided by operating activities was $2 billion in the first three months of 2022 compared with $3 million in the same period in 2021. The primary driver of cash inflows in both periods was net earnings. Cash flows in the first three months of 2022 were affected positively by an increase in customer deposits driven by Gulfstream aircraft orders and a decrease in unbilled receivables driven by the receipt of progress payments on a large international wheeled vehicle contract in our Combat Systems segment. Cash flows in the first three months of 2021 were affected negatively by the timing of billings and payments in our defense segments.

INVESTING ACTIVITIES
Cash used by investing activities was $147 in the first three months of 2022 compared with $131 in the same period in 2021. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $141 in the first three months of 2022 compared with $134 in the same period in 2021.

FINANCING ACTIVITIES
Cash used by financing activities was $517 in the first three months of 2022 compared with $873 in the same period in 2021. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include a source of cash from proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 2, 2022, our board of directors declared an increased quarterly dividend of $1.26 per share, the 25th consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.19 per share in March 2021. Cash dividends paid were $330 in the first three months of 2022 compared with $315 in the same period in 2021.
Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $294 and $759 in the first three months of 2022 and 2021, respectively, to repurchase our outstanding shares. On April 3, 2022, 10.8 million shares remained authorized by our board of directors for repurchase, representing 3.9% of our total shares outstanding.
On April 3, 2022, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.

NON-GAAP FINANCIAL MEASURE - FREE CASH FLOW
We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow to measure our performance in these areas. While we believe this metric provides useful information, it is not a defined operating measure under U.S. generally accepted accounting principles (GAAP), and there are limitations associated with its use. Our calculation of this metric may not be completely comparable to similarly titled measures of other companies due to potential differences in the method of calculation. As a result, the use of this metric should not be considered in isolation from, or as a substitute for, other GAAP measures.
We define free cash flow as net cash provided by operating activities less capital expenditures. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our businesses for purposes such as repaying debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow to assess the quality of our earnings and as a key performance measure in evaluating management. The following table reconciles free cash flow with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Three Months Ended	April 3, 2022	April 4, 2021
Net cash provided by operating activities	$1,968	$3
Capital expenditures	(141)	(134)
Free cash flow	$1,827	$(131)
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	270%	—%
Free cash flow	250%	(19)%

ADDITIONAL FINANCIAL INFORMATION

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES
For a discussion of environmental matters and other contingencies, see Note J to the unaudited Consolidated Financial Statements in Part I, Item 1. Except as otherwise noted in Note J, we do not expect our aggregate liability with respect to these matters to have a material impact on our results of operations, financial condition or cash flows.

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

Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $105 ($0.30) and $63 ($0.17) for the three-month periods ended April 3, 2022, and April 4, 2021, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 3, 2022, or April 4, 2021.
Other critical accounting policies and estimates include long-lived assets and goodwill, commitments and contingencies, and retirement plans. For a full discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2021.

GUARANTOR FINANCIAL INFORMATION
The outstanding notes described in Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, issued by General Dynamics Corporation (the parent), are fully and unconditionally guaranteed on an unsecured, joint and several basis by several of the parent’s 100%-owned subsidiaries (the guarantors). The guarantee of each guarantor ranks equally in right of payment with all other existing and future senior unsecured indebtedness of such guarantor. A listing of the guarantors is included in an exhibit to this Form 10-Q.
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

STATEMENT OF EARNINGS INFORMATION

	Three Months Ended April 3, 2022	Year Ended December 31, 2021
Revenue	$3,275	$13,444
Operating costs and expenses, excluding G&A	(2,851)	(11,604)
Net earnings	133	687
BALANCE SHEET INFORMATION

	April 3, 2022	December 31, 2021
Cash and equivalents	$1,905	$925
Other current assets	2,975	3,149
Noncurrent assets	3,851	3,597
Total assets	$8,731	$7,671

Short-term debt and current portion of long-term debt	$1,000	$999
Other current liabilities	3,114	3,190
Long-term debt	10,428	10,424
Other noncurrent liabilities	3,817	3,844
Total liabilities	$18,359	$18,457
The summarized balance sheet information presented above includes the funded status of the company’s primary qualified U.S. government pension plans as the parent has the ultimate obligation for the plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 3, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 3, 2022, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “forecasts,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. These factors include:
•general U.S. and international political and economic conditions;
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
•changing prices for energy and raw materials;
•the negative impact of the COVID-19 pandemic, or other similar outbreaks;
•the status or outcome of legal and/or regulatory proceedings;
•potential effects of audits and reviews by government agencies of our government contract performance, compliance and internal control systems and policies;
•cybersecurity events and other disruptions;
•risks and uncertainties relating to our acquisitions and joint ventures; and
•potential for increased regulation related to global climate change.
All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to General Dynamics or any person acting on our behalf are qualified by the cautionary statements in this section. We do not undertake any obligation to update or publicly release revisions to any forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report. These factors may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note J to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
1/1/22-1/30/22	—	$—	—	12,054,937
1/31/22-2/27/22	665,955	213.13	665,955	11,388,982
2/28/22-4/3/22	632,308	237.22	632,308	10,756,674

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
1/1/22-1/30/22	690	207.85
1/31/22-2/27/22	—	—
2/28/22-4/3/22	128,658	242.77
	1,427,611	$226.47
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2022.

ITEM 6. EXHIBITS
10.1*    Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
10.2*    Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
10.3*    Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
22    Subsidiary Guarantors (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended October 3, 2021, filed with the SEC on October 27, 2021)
31.1    Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2    Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS    Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated: April 27, 2022