Form 10-Q
period 2022-07-03
GENERAL DYNAMICS CORP
filed 2022-07-27
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
274,246,220 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 3, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 3, 2022	July 4, 2021
Revenue:
Products	$5,057	$5,160
Services	4,132	4,060
	9,189	9,220
Operating costs and expenses:
Products	(4,169)	(4,259)
Services	(3,428)	(3,446)
General and administrative (G&A)	(614)	(556)
	(8,211)	(8,261)
Operating earnings	978	959
Other, net	40	31
Interest, net	(95)	(109)
Earnings before income tax	923	881
Provision for income tax, net	(157)	(144)
Net earnings	$766	$737

Earnings per share
Basic	$2.77	$2.63
Diluted	$2.75	$2.61
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 3, 2022	July 4, 2021
Revenue:
Products	$10,266	$10,515
Services	8,315	8,094
	18,581	18,609
Operating costs and expenses:
Products	(8,481)	(8,697)
Services	(6,974)	(6,900)
G&A	(1,240)	(1,115)
	(16,695)	(16,712)
Operating earnings	1,886	1,897
Other, net	79	61
Interest, net	(193)	(232)
Earnings before income tax	1,772	1,726
Provision for income tax, net	(276)	(281)
Net earnings	$1,496	$1,445

Earnings per share
Basic	$5.41	$5.12
Diluted	$5.35	$5.10
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net earnings	$766	$737	$1,496	$1,445
Changes in unrealized cash flow hedges	(102)	5	(156)	(86)
Foreign currency translation adjustments	(251)	68	(189)	30
Changes in retirement plans’ funded status	47	71	89	172
Other comprehensive (loss) income, pretax	(306)	144	(256)	116
Benefit (provision) for income tax, net	18	(13)	23	(13)
Other comprehensive (loss) income, net of tax	(288)	131	(233)	103
Comprehensive income	$478	$868	$1,263	$1,548
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	July 3, 2022	December 31, 2021

ASSETS
Current assets:
Cash and equivalents	$2,223	$1,603
Accounts receivable	3,213	3,041
Unbilled receivables	7,819	8,498
Inventories	6,158	5,340
Other current assets	1,166	1,505
Total current assets	20,579	19,987
Noncurrent assets:
Property, plant and equipment, net	5,479	5,417
Intangible assets, net	1,867	1,978
Goodwill	20,002	20,098
Other assets	2,554	2,593
Total noncurrent assets	29,902	30,086
Total assets	$50,481	$50,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,754	$1,005
Accounts payable	3,138	3,167
Customer advances and deposits	6,531	6,266
Other current liabilities	3,313	3,540
Total current liabilities	14,736	13,978
Noncurrent liabilities:
Long-term debt	9,741	10,490
Other liabilities	8,623	7,964
Commitments and contingencies (see Note J)
Total noncurrent liabilities	18,364	18,454
Shareholders’ equity:
Common stock	482	482
Surplus	3,466	3,278
Retained earnings	36,218	35,420
Treasury stock	(20,632)	(19,619)
Accumulated other comprehensive loss	(2,153)	(1,920)
Total shareholders’ equity	17,381	17,641
Total liabilities and shareholders’ equity	$50,481	$50,073
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 3, 2022	July 4, 2021
Cash flows from operating activities - continuing operations:
Net earnings	$1,496	$1,445
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	278	280
Amortization of intangible and finance lease right-of-use assets	147	159
Equity-based compensation expense	120	72
Deferred income tax benefit	(218)	(37)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(172)	(94)
Unbilled receivables	695	134
Inventories	(816)	(58)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(29)	(364)
Customer advances and deposits	1,402	(226)
Other, net	(276)	(193)
Net cash provided by operating activities	2,627	1,118
Cash flows from investing activities:
Capital expenditures	(365)	(306)
Other, net	—	(2)
Net cash used by investing activities	(365)	(308)
Cash flows from financing activities:
Purchases of common stock	(1,094)	(1,352)
Dividends paid	(679)	(651)
Repayment of fixed-rate notes	—	(2,000)
Proceeds from commercial paper, gross (maturities greater than 3 months)	—	1,997
Proceeds from fixed-rate notes	—	1,497
Repayment of floating-rate notes	—	(500)
Other, net	110	338
Net cash used by financing activities	(1,663)	(671)
Net cash provided (used) by discontinued operations	21	(13)
Net increase in cash and equivalents	620	126
Cash and equivalents at beginning of period	1,603	2,824
Cash and equivalents at end of period	$2,223	$2,950
Supplemental cash flow information:
Income tax payments, net	$(565)	$(245)
Interest payments	$(191)	$(228)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
April 3, 2022	$482	$3,434	$35,800	$(19,837)	$(1,865)	$18,014
Net earnings	—	—	766	—	—	766
Cash dividends declared	—	—	(348)	—	—	(348)
Equity-based awards	—	32	—	10	—	42
Shares purchased	—	—	—	(805)	—	(805)
Other comprehensive loss	—	—	—	—	(288)	(288)
July 3, 2022	$482	$3,466	$36,218	$(20,632)	$(2,153)	$17,381

April 4, 2021	$482	$3,152	$33,869	$(18,585)	$(3,578)	$15,340
Net earnings	—	—	737	—	—	737
Cash dividends declared	—	—	(333)	—	—	(333)
Equity-based awards	—	42	—	19	—	61
Shares purchased	—	—	—	(615)	—	(615)
Other comprehensive income	—	—	—	—	131	131
July 4, 2021	$482	$3,194	$34,273	$(19,181)	$(3,447)	$15,321

	Six Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2021	$482	$3,278	$35,420	$(19,619)	$(1,920)	$17,641
Net earnings	—	—	1,496	—	—	1,496
Cash dividends declared	—	—	(698)	—	—	(698)
Equity-based awards	—	188	—	84	—	272
Shares purchased	—	—	—	(1,097)	—	(1,097)
Other comprehensive loss	—	—	—	—	(233)	(233)
July 3, 2022	$482	$3,466	$36,218	$(20,632)	$(2,153)	$17,381

December 31, 2020	$482	$3,124	$33,498	$(17,893)	$(3,550)	$15,661
Net earnings	—	—	1,445	—	—	1,445
Cash dividends declared	—	—	(670)	—	—	(670)
Equity-based awards	—	70	—	71	—	141
Shares purchased	—	—	—	(1,359)	—	(1,359)
Other comprehensive income	—	—	—	—	103	103
July 4, 2021	$482	$3,194	$34,273	$(19,181)	$(3,447)	$15,321
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 3, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 3, 2022, and July 4, 2021.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	July 3, 2022	December 31, 2021
PP&E	$11,727	$11,464
Accumulated depreciation	(6,248)	(6,047)
PP&E, net	$5,479	$5,417
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 80% of our revenue for the three- and six-month periods ended July 3, 2022, and 81% and 80% of our revenue for the three- and six-month periods ended July 4, 2021, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 20% of our revenue for the three- and six-month periods ended July 3, 2022, and 19% and 20% of our revenue for the three- and six-month periods ended July 4, 2021, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On July 3, 2022, we had $87.6 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 50% of our remaining performance obligations as revenue by year-end 2023, an additional 30% by year-end 2025 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenue	$112	$75	$219	$160
Operating earnings	101	76	206	139
Diluted earnings per share	$0.29	$0.21	$0.58	$0.39
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 3, 2022, or July 4, 2021.
Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Aircraft manufacturing	$1,112	$1,072	$2,374	$2,444
Aircraft services	755	550	1,396	1,065
Total Aerospace	1,867	1,622	3,770	3,509
Nuclear-powered submarines	1,710	1,679	3,472	3,398
Surface ships	611	585	1,204	1,113
Repair and other services	330	272	626	508
Total Marine Systems	2,651	2,536	5,302	5,019
Military vehicles	1,084	1,231	2,179	2,434
Weapons systems, armament and munitions	418	511	834	971
Engineering and other services	164	157	328	314
Total Combat Systems	1,666	1,899	3,341	3,719
Information technology (IT) services	2,010	2,071	4,150	4,156
C5ISR* solutions	995	1,092	2,018	2,206
Total Technologies	3,005	3,163	6,168	6,362
Total revenue	$9,189	$9,220	$18,581	$18,609
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended July 3, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,614	$1,609	$1,441	$1,286	$5,950
Cost-reimbursement	—	1,042	211	1,256	2,509
Time-and-materials	253	—	14	463	730
Total revenue	$1,867	$2,651	$1,666	$3,005	$9,189
Three Months Ended July 4, 2021
Fixed-price	$1,440	$1,810	$1,668	$1,304	$6,222
Cost-reimbursement	—	726	216	1,363	2,305
Time-and-materials	182	—	15	496	693
Total revenue	$1,622	$2,536	$1,899	$3,163	$9,220

Six Months Ended July 3, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$3,287	$3,210	$2,906	$2,624	$12,027
Cost-reimbursement	—	2,092	408	2,584	5,084
Time-and-materials	483	—	27	960	1,470
Total revenue	$3,770	$5,302	$3,341	$6,168	$18,581
Six Months Ended July 4, 2021
Fixed-price	$3,149	$3,594	$3,237	$2,644	$12,624
Cost-reimbursement	—	1,425	451	2,726	4,602
Time-and-materials	360	—	31	992	1,383
Total revenue	$3,509	$5,019	$3,719	$6,362	$18,609
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

Revenue by customer was as follows:

Three Months Ended July 3, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$80	$2,620	$940	$1,667	$5,307
Non-DoD	—	—	3	1,178	1,181
Foreign military sales (FMS)	49	29	50	6	134
Total U.S. government	129	2,649	993	2,851	6,622
U.S. commercial	1,088	1	60	53	1,202
Non-U.S. government	179	1	590	93	863
Non-U.S. commercial	471	—	23	8	502
Total revenue	$1,867	$2,651	$1,666	$3,005	$9,189
Three Months Ended July 4, 2021
U.S. government:
DoD	$72	$2,492	$954	$1,758	$5,276
Non-DoD	—	—	3	1,295	1,298
FMS	18	41	62	6	127
Total U.S. government	90	2,533	1,019	3,059	6,701
U.S. commercial	982	1	42	36	1,061
Non-U.S. government	50	—	822	64	936
Non-U.S. commercial	500	2	16	4	522
Total revenue	$1,622	$2,536	$1,899	$3,163	$9,220

Six Months Ended July 3, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$160	$5,225	$1,795	$3,418	$10,598
Non-DoD	—	1	5	2,421	2,427
FMS	82	73	119	16	290
Total U.S. government	242	5,299	1,919	5,855	13,315
U.S. commercial	2,198	1	105	103	2,407
Non-U.S. government	299	2	1,275	195	1,771
Non-U.S. commercial	1,031	—	42	15	1,088
Total revenue	$3,770	$5,302	$3,341	$6,168	$18,581
Six Months Ended July 4, 2021
U.S. government:
DoD	$130	$4,912	$1,870	$3,505	$10,417
Non-DoD	—	4	5	2,541	2,550
FMS	37	97	149	20	303
Total U.S. government	167	5,013	2,024	6,066	13,270
U.S. commercial	1,839	2	108	93	2,042
Non-U.S. government	240	2	1,554	193	1,989
Non-U.S. commercial	1,263	2	33	10	1,308
Total revenue	$3,509	$5,019	$3,719	$6,362	$18,609

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended July 3, 2022, were not materially impacted by any other factors.
Revenue recognized for the three- and six-month periods ended July 3, 2022, and July 4, 2021, that was included in the contract liability balance at the beginning of each year was $865 and $2.6 billion, and $860 and $2.4 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased in 2022 and 2021 due to share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Basic weighted average shares outstanding	276,267	280,742	276,670	282,422
Dilutive effect of stock options and restricted stock/RSUs*	2,676	1,471	2,712	1,170
Diluted weighted average shares outstanding	278,943	282,213	279,382	283,592
*    Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,713 and 1,212 for the three- and six-month periods ended July 3, 2022, and 5,392 and 8,746 for the three- and six-month periods ended July 4, 2021, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	July 3, 2022	December 31, 2021
Deferred tax asset	$42	$41
Deferred tax liability	(624)	(868)
Net deferred tax liability	$(582)	$(827)
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on July 3, 2022, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	July 3, 2022	December 31, 2021
Unbilled revenue	$36,712	$39,566
Advances and progress billings	(28,893)	(31,068)
Net unbilled receivables	$7,819	$8,498
On July 3, 2022, and December 31, 2021, net unbilled receivables included $2.2 billion and $3.3 billion, respectively, associated with two large international contracts in our Combat Systems segment. A wheeled vehicle contract, originally negotiated in 2012, was amended in 2020 to include a revised payment schedule that addressed a build-up in unbilled receivables. Under the amended contract, we have received progress payments that have reduced the program’s unbilled balance to $745. The remaining scheduled progress payments will liquidate the net unbilled receivables balance by the end of 2023. A separate tracked vehicle contract signed in 2010 has been experiencing an unbilled receivable build-up since 2021 while we work to resolve customer concerns on certain aspects of the program. As a result, the balance on this program has grown to $1.5 billion.

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
Inventories consisted of the following:

	July 3, 2022	December 31, 2021
Work in process	$4,287	$3,654
Raw materials	1,715	1,651
Finished goods	143	22
Pre-owned aircraft	13	13
Total inventories	$6,158	$5,340
The increase in total inventories during the six-month period ended July 3, 2022, was due primarily to increased production of in-service aircraft reflecting strong customer demand, as well as the ramp-up in production of new Gulfstream aircraft models announced in the last three years. Customer deposits associated with firm orders for these aircraft, which are reflected in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, have correspondingly increased.
The increase in total inventories also included four Gulfstream aircraft that were not delivered in the second quarter due to an airworthiness directive (AD) issued by the U.S. Federal Aviation Administration (FAA) that placed limitations on permissible landing conditions for the G500 and G600 aircraft models. These four aircraft are expected to deliver in the third quarter. A software update has been developed to address the AD limitations and is undergoing FAA review.

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2021 (a)	$3,039	$297	$2,827	$13,935	$20,098
Other (b)	(68)	—	(20)	(8)	(96)
July 3, 2022 (a)	$2,971	$297	$2,807	$13,927	$20,002
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	July 3, 2022			December 31, 2021
Contract and program intangible assets (b)	$3,235	$(1,634)	$1,601	$3,239	$(1,547)	$1,692
Trade names and trademarks	484	(237)	247	501	(238)	263
Technology and software	69	(51)	18	70	(48)	22
Other intangible assets	64	(63)	1	64	(63)	1
Total intangible assets	$3,852	$(1,985)	$1,867	$3,874	$(1,896)	$1,978
(a)Changes in gross carrying amounts consisted primarily of adjustments for foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $49 and $99 for the three- and six-month periods ended July 3, 2022, and $56 and $111 for the three- and six-month periods ended July 4, 2021, respectively.

H. DEBT
Debt consisted of the following:

		July 3, 2022	December 31, 2021
Fixed-rate notes due:	Interest rate:
November 2022	2.250%	$1,000	$1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	97	106
Total debt principal		11,597	11,606
Less unamortized debt issuance costs and discounts		102	111
Total debt		11,495	11,495
Less current portion		1,754	1,005
Long-term debt		$9,741	$10,490
On July 3, 2022, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on July 3, 2022.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	July 3, 2022	December 31, 2021

Salaries and wages	$1,016	$1,022
Dividends payable	346	331
Lease liabilities	313	337
Retirement benefits	283	288
Workers’ compensation	244	270
Other	1,111	1,292
Total other current liabilities	$3,313	$3,540

Retirement benefits	$2,600	$2,813
Customer deposits on commercial contracts	2,387	1,250
Lease liabilities	1,364	1,343
Other	2,272	2,558
Total other liabilities	$8,623	$7,964

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.2 billion on July 3, 2022. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of July 3, 2022, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended July 3, 2022, and July 4, 2021, were as follows:

Six Months Ended	July 3, 2022	July 4, 2021
Beginning balance	$641	$660
Warranty expense	39	45
Payments	(63)	(65)
Adjustments	(8)	—
Ending balance	$609	$640

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors, from time to time, authorizes management to repurchase outstanding shares of our common stock on the open market. In the six-month period ended July 3, 2022, we repurchased 4.9 million of our outstanding shares for $1.1 billion. On July 3, 2022, 7.2 million shares remained authorized by our board of directors for repurchase, representing 2.6% of our total shares outstanding. We repurchased 7.9 million shares for $1.4 billion in the six-month period ended July 4, 2021.
Dividends per Share. Our board of directors declared dividends per share of $1.26 and $2.52 for the three- and six-month periods ended July 3, 2022, and $1.19 and $2.38 for the three- and six-month periods ended July 4, 2021, respectively. We paid cash dividends of $349 and $679 for the three- and six-month periods ended July 3, 2022, and $336 and $651 for the three- and six-month periods ended July 4, 2021, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2021	$144	$538	$(2,602)	$(1,920)
Other comprehensive loss, pretax	(156)	(189)	89	(256)
Benefit for income tax, net	41	—	(18)	23
Other comprehensive loss, net of tax	(115)	(189)	71	(233)
July 3, 2022	$29	$349	$(2,531)	$(2,153)

December 31, 2020	$272	$641	$(4,463)	$(3,550)
Other comprehensive income, pretax	(86)	30	172	116
Provision for income tax, net	23	—	(36)	(13)
Other comprehensive income, net of tax	(63)	30	136	103
July 4, 2021	$209	$671	$(4,327)	$(3,447)
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

Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Aerospace	$1,867	$1,622	$238	$195
Marine Systems	2,651	2,536	211	210
Combat Systems	1,666	1,899	245	266
Technologies	3,005	3,163	304	308
Corporate (b)	—	—	(20)	(20)
Total	$9,189	$9,220	$978	$959
Six Months Ended
Aerospace	$3,770	$3,509	$481	$415
Marine Systems	5,302	5,019	422	410
Combat Systems	3,341	3,719	472	510
Technologies	6,168	6,362	602	614
Corporate (b)	—	—	(91)	(52)
Total	$18,581	$18,609	$1,886	$1,897
(a)See Note B for additional revenue information by segment.
(b)Corporate operating results consisted primarily of equity-based compensation expense.
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
We did not have any significant non-financial assets or liabilities measured at fair value on July 3, 2022, or December 31, 2021.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on July 3, 2022, and December 31, 2021, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	July 3, 2022
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$2	$2	$—	$2	$—
Available-for-sale debt securities	116	116	—	116	—
Equity securities	49	49	49	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	226	226	—	226	—
Cash flow hedge liabilities	(117)	(117)	—	(117)	—
Measured at amortized cost:
Short- and long-term debt principal	(11,597)	(11,152)	—	(11,152)	—

	December 31, 2021
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$4	$4	$—	$4	$—
Available-for-sale debt securities	125	125	—	125	—
Equity securities	62	62	62	—	—
Other investments	12	12	—	—	12
Cash flow hedge assets	320	320	—	320	—
Cash flow hedge liabilities	(98)	(98)	—	(98)	—
Measured at amortized cost:
Short- and long-term debt principal	(11,606)	(12,549)	—	(12,549)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 3, 2022, and December 31, 2021, we held $2.2 billion and $1.6 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On July 3, 2022, and December 31, 2021, we held marketable securities in trust of $167 and $191, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $6.5 billion and $6.8 billion on July 3, 2022, and December 31, 2021, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and six-month periods ended July 3, 2022, and July 4, 2021. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and six-month periods ended July 3, 2022, and July 4, 2021, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on July 3, 2022, and December 31, 2021.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 3, 2022, and July 4, 2021. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended July 3, 2022, and July 4, 2021.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit credit for the three- and six-month periods ended July 3, 2022, and July 4, 2021, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Service cost	$26	$29	$2	$3
Interest cost	100	90	5	4
Expected return on plan assets	(227)	(241)	(8)	(9)
Net actuarial loss (gain)	53	80	(5)	—
Prior service (credit) cost	(5)	(5)	1	—
Net periodic benefit credit	$(53)	$(47)	$(5)	$(2)
Six Months Ended
Service cost	$52	$59	$3	$5
Interest cost	200	180	10	9
Expected return on plan assets	(455)	(482)	(16)	(18)
Net actuarial loss (gain)	107	183	(9)	—
Prior service (credit) cost	(10)	(10)	1	—
Net periodic benefit credit	$(106)	$(70)	$(11)	$(4)
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

BUSINESS ENVIRONMENT
In February 2022, Russian forces invaded Ukraine. In response, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions (collectively, global sanctions) targeting Russia and Belarus. The conflict and these sanctions have caused some disruptions to global economies and some global businesses, including heightened cybersecurity risks, supply chain challenges, increased energy costs and foreign currency exchange rate fluctuations, as well as exacerbated existing inflationary pressures.
Within our defense segments, the Russia-Ukraine conflict has created a few potential supply chain challenges, which we continue to monitor and manage. The conflict could impact the fiscal year 2023 U.S. government defense budget due to the heightened national security threat. Internationally, many countries in the region have expressed a renewed commitment to defense-related spending. As a result, we may see additional demand for our products and services.
In our Aerospace segment, we continue to see strong order activity as we emerge from the impacts of the coronavirus (COVID-19) pandemic. However, this segment is the relatively most impacted by the global sanctions, particularly our aircraft services business in Europe, which we have offset to date through additional services revenue. Across the aerospace industry, the sanctions impact sales to certain individuals and entities and exports of associated aircraft parts and related services.
We continue to assess the conflict and related sanctions to help ensure compliance and take steps to attempt to mitigate any potential negative impact on our business, which to this point has not been material. Any longer-term impact to our business is currently unknown due to the uncertainty around the conflict’s duration, any further global sanctions and their broader impact.

RESULTS OF OPERATIONS

INTRODUCTION
The following paragraphs explain how we recognize revenue and operating costs in our operating segments and the terminology we use to describe our operating results.
In the Aerospace segment, we record revenue on contracts for new aircraft when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft. Revenue associated with the segment’s services businesses is recognized as work progresses or upon delivery of services. Fluctuations in revenue from period to period result from the number and mix of new aircraft deliveries, and the level and type of aircraft services performed during the period.
The majority of the Aerospace segment’s operating costs relates to new aircraft production on firm orders and consists of labor, material, subcontractor and overhead costs. The costs are accumulated in production lots, recorded in inventory and recognized as operating costs at aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace segment’s services businesses are recognized generally as incurred.
For new aircraft, operating earnings and margin are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft, and the mix of ultra-large-cabin, large-cabin and mid-cabin aircraft deliveries. Aircraft mix can also refer to the stage of program maturity for our aircraft models. A new aircraft model typically has lower margins in its initial production lots, and then margins generally increase as we realize efficiencies in the production process. Additional factors affecting the segment’s earnings and margin include the volume, mix and profitability of services work performed, the market for pre-owned aircraft, and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the segment.
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

CONSOLIDATED OVERVIEW

Three Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$9,189	$9,220	$(31)	(0.3)%
Operating costs and expenses	(8,211)	(8,261)	50	(0.6)%
Operating earnings	978	959	19	2.0%
Operating margin	10.6%	10.4%
Six Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$18,581	$18,609	$(28)	(0.2)%
Operating costs and expenses	(16,695)	(16,712)	17	(0.1)%
Operating earnings	1,886	1,897	(11)	(0.6)%
Operating margin	10.2%	10.2%
Our consolidated revenue remained consistent with the prior year in the second quarter and first six months of 2022 as lower volume in our Combat Systems and Technologies segments was offset by higher volume in our Aerospace and Marine Systems segments. Operating margin increased 20 basis points in the second quarter and remained steady in the first six months of 2022 compared with the prior-year periods.

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

AEROSPACE

Three Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$1,867	$1,622	$245	15.1%
Operating earnings	238	195	43	22.1%
Operating margin	12.7%	12.0%
Gulfstream aircraft deliveries (in units)	22	21	1	4.8%
Six Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$3,770	$3,509	$261	7.4%
Operating earnings	481	415	66	15.9%
Operating margin	12.8%	11.8%
Gulfstream aircraft deliveries (in units)	47	49	(2)	(4.1)%
Operating Results
The increase in the Aerospace segment’s revenue in the second quarter and first six months of 2022 consisted of the following:

	Second Quarter	Six Months
Aircraft services	$205	$331
Aircraft manufacturing	40	(70)
Total increase	$245	$261
Aircraft services revenue was up in the second quarter and first six months of 2022 due to additional demand for maintenance work and activity at our fixed-base operator (FBO) facilities driven by increased global air travel. The growth in services revenue was offset partially in the first six months by a planned decrease in aircraft deliveries, reflecting our decision in 2020 to reduce aircraft production rates in response to the COVID-19 pandemic. We have since increased production rates, which will result in increasing deliveries beginning in the second half of the year.
In the second quarter, the U.S. Federal Aviation Administration (FAA) issued an airworthiness directive (AD) that placed limitations on permissible landing conditions for the G500 and G600 aircraft models. A software update has been developed to address the AD limitations and is undergoing FAA review. As a result of these activities, deliveries of four aircraft slipped out of the second quarter. We anticipate completion of this process in September, and our full-year forecast for aircraft deliveries remains unchanged. The allocation of resources to support this review puts pressure on the scheduled entry into service of the G700, slipping that schedule by three to six months.

The increase in the segment’s operating earnings in the second quarter and first six months of 2022 consisted of the following:

	Second Quarter	Six Months
Aircraft services	$47	$87
Aircraft manufacturing	38	58
G&A/other expenses	(42)	(79)
Total increase	$43	$66
Aircraft services operating earnings were up in the second quarter and first six months of 2022 due to higher volume, favorable cost performance and the mix of aircraft services. Aircraft manufacturing operating earnings were up due to a favorable mix of aircraft deliveries and ongoing improvements in manufacturing efficiency, as well as mark-to-market adjustments taken in the first quarter of 2021 related to aircraft that were in the G500 flight test program. These increases were offset partially by higher G&A/other expenses due primarily to increased R&D expenses associated with ongoing product development efforts.
In total, the Aerospace segment’s operating margin increased 70 basis points in the second quarter and 100 basis points in the first six months of 2022 compared with the prior-year periods.
2022 Outlook
We expect the Aerospace segment’s 2022 revenue to increase to approximately $8.6 billion due to increased new aircraft deliveries and growing service activity with operating margin around 12.9%.
MARINE SYSTEMS

Three Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$2,651	$2,536	$115	4.5%
Operating earnings	211	210	1	0.5%
Operating margin	8.0%	8.3%
Six Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$5,302	$5,019	$283	5.6%
Operating earnings	422	410	12	2.9%
Operating margin	8.0%	8.2%

Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2022 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$76	$158
U.S. Navy ship engineering, repair and other services	39	125
Total increase	$115	$283
Revenue from U.S. Navy ship construction was up across our shipyards in the second quarter and first six months of 2022 due to increased volume on the Columbia-class submarine program, the Arleigh Burke-class (DDG-51) guided-missile destroyer program and the John Lewis-class (T-AO-205) fleet replenishment oiler program. Revenue from U.S. Navy ship engineering, repair and other services increased due to a higher volume of submarine and surface ship repair work. Overall, the Marine Systems segment’s operating margin decreased 30 basis points in the second quarter and 20 basis points in the first six months of 2022 due to program mix and supply chain impacts to the Virginia-class submarine schedule.
2022 Outlook
We expect the Marine Systems segment’s 2022 revenue to be approximately $10.8 billion. Operating margin is expected to be approximately 8.3% as each shipyard continues to come down the learning curve on their major construction programs.
COMBAT SYSTEMS

Three Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$1,666	$1,899	$(233)	(12.3)%
Operating earnings	245	266	(21)	(7.9)%
Operating margin	14.7%	14.0%
Six Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$3,341	$3,719	$(378)	(10.2)%
Operating earnings	472	510	(38)	(7.5)%
Operating margin	14.1%	13.7%
Operating Results
The change in the Combat Systems segment’s revenue in the second quarter and first six months of 2022 consisted of the following:

	Second Quarter	Six Months
International military vehicles	$(233)	$(309)
Weapons systems and munitions	(109)	(168)
U.S. military vehicles	109	99
Total decrease	$(233)	$(378)

Revenue from international military vehicles decreased in the second quarter and first six months of 2022 due primarily to timing on several wheeled and tracked vehicle contracts and the impact of exchange rate fluctuations. Weapons systems and munitions revenue was down due to decreased production of various U.S. munitions and ordnance. These decreases were offset partially by increased revenue from U.S. Stryker wheeled combat vehicles, particularly in support of the maneuver short-range air defense (M-SHORAD) variant. Overall, the Combat Systems segment’s operating margin increased 70 basis points in the second quarter and 40 basis points in the first six months of 2022 driven by strong operating performance.
2022 Outlook
We expect the Combat Systems segment’s 2022 revenue to be approximately $7.1 billion with operating margin of approximately 15%.
TECHNOLOGIES

Three Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$3,005	$3,163	$(158)	(5.0)%
Operating earnings	304	308	(4)	(1.3)%
Operating margin	10.1%	9.7%
Six Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$6,168	$6,362	$(194)	(3.0)%
Operating earnings	602	614	(12)	(2.0)%
Operating margin	9.8%	9.7%
Operating Results
The change in the Technologies segment’s revenue in the second quarter and first six months of 2022 consisted of the following:

	Second Quarter	Six Months
C5ISR* solutions	$(97)	$(188)
Information technology (IT) services	(61)	(6)
Total decrease	$(158)	$(194)
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
C5ISR solutions revenue was down in the second quarter and first six months of 2022 due primarily to continued supply chain shortages and some delays in customer order activity in 2021 resulting from the COVID-19 pandemic. IT services volume was down in the second quarter due to program timing but steady for the first six months compared with 2021. The Technologies segment’s operating margin increased 40 basis points in the second quarter and 10 basis points in the first six months of 2022 due to strong operating performance.
2022 Outlook
We expect the Technologies segment’s 2022 revenue to be approximately $12.9 billion with operating margin of around 10%.

CORPORATE
Corporate operating results totaled $20 in the second quarter and $91 in the first six months of 2022 compared with $20 and $52 in the prior-year periods, respectively, and consisted primarily of equity-based compensation expense. The increase in the first six months of 2022 was due to accelerated recognition of equity-based compensation expense.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$5,057	$5,160	$(103)	(2.0)%
Operating costs	(4,169)	(4,259)	90	(2.1)%
Six Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$10,266	$10,515	$(249)	(2.4)%
Operating costs	(8,481)	(8,697)	216	(2.5)%
The change in product revenue in the second quarter and first six months of 2022 consisted of the following:

	Second Quarter	Six Months
Weapons systems and munitions	$(109)	$(168)
Military vehicle production	(119)	(143)
C5ISR products	(84)	(134)
Ship construction	76	158
Other, net	133	38
Total decrease	$(103)	$(249)
Weapons systems and munitions revenue was down in the second quarter and the first six months of 2022 due to decreased production of various munitions and ordnance. Military vehicle production revenue decreased due to timing on several international wheeled and tracked vehicle contracts. Revenue from C5ISR products was down due to continued supply chain shortages and delays in customer order activity. These decreases were offset partially by higher ship construction revenue due to increased volume across our shipyards. In the second quarter and first six months of 2022, the primary drivers of the decrease in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$4,132	$4,060	$72	1.8%
Operating costs	(3,428)	(3,446)	18	(0.5)%
Six Months Ended	July 3, 2022	July 4, 2021	Variance
Revenue	$8,315	$8,094	$221	2.7%
Operating costs	(6,974)	(6,900)	(74)	1.1%

The increase in service revenue in the second quarter and first six months of 2022 consisted of the following:

	Second Quarter	Six Months
Aircraft services	$205	$331
Other, net	(133)	(110)
Total increase	$72	$221
Aircraft services revenue increased in the second quarter and first six months of 2022 due to additional maintenance work and FBO activity. Service operating costs decreased on higher revenue in the second quarter of 2022 and increased at a lower rate than revenue in the first six months of 2022 due primarily to strong operating performance in our IT services business.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 6.7% in the first six months of 2022 compared with 6% in the first six months of 2021, reflecting accelerated recognition of equity-based compensation expense in the first quarter of 2022. We expect G&A expenses as a percentage of revenue in 2022 to be generally consistent with 2021.
OTHER, NET
Net other income was $79 in the first six months of 2022 compared with $61 in the first six months of 2021 and represents primarily the non-service components of pension and other post-retirement benefits.
INTEREST, NET
Net interest expense was $193 in the first six months of 2022 compared with $232 in the prior-year period, reflecting repayment of our scheduled debt maturities in 2021. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. We expect 2022 net interest expense to be approximately $380.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 15.6% in the first six months of 2022 compared with 16.3% in the prior-year period. The decrease is due to a variety of factors, including the impact of tax benefits from equity-based compensation. For 2022, we anticipate a full-year effective tax rate of approximately 16%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $87.6 billion at the end of the second quarter of 2022 compared with $87.2 billion at the end of the first quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $126.4 billion on July 3, 2022.

The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2022:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	July 3, 2022
Aerospace	$18,237	$549	$18,786	$877	$19,663
Marine Systems	26,965	14,873	41,838	3,904	45,742
Combat Systems	13,236	202	13,438	6,939	20,377
Technologies	9,448	4,120	13,568	27,028	40,596
Total	$67,886	$19,744	$87,630	$38,748	$126,378

	April 3, 2022
Aerospace	$17,114	$501	$17,615	$1,829	$19,444
Marine Systems	27,656	15,258	42,914	4,316	47,230
Combat Systems	12,760	299	13,059	6,298	19,357
Technologies	9,067	4,579	13,646	29,347	42,993
Total	$66,597	$20,637	$87,234	$41,790	$129,024

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2022 with backlog of $18.8 billion, up 6.6% from $17.6 billion on April 3, 2022, and up 38.9% in the past year.
Orders in the second quarter of 2022 reflected strong demand across our product and services portfolio, including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 2-to-1 in the second quarter of 2022 and 1.7-to-1 over the trailing 12 months.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On July 3, 2022, estimated potential contract value in the Aerospace segment was $877, down from $1.8 billion at the end of the first quarter. During the quarter we restructured the last remaining element of the segment’s backlog associated with fractional aircraft operators, including the removal of aircraft options for these customers from estimated potential contract value.

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
Total backlog in our defense segments was $68.8 billion on July 3, 2022. In the second quarter of 2022, the Combat Systems and Technologies segments achieved book-to-bill ratios of 1.4-to-1 and 1-to-1, respectively. Estimated potential contract value in our defense segments was $37.9 billion on July 3, 2022. We received the following significant contract awards during the second quarter:
MARINE SYSTEMS
•$500 from the U.S. Navy for long-lead materials to support construction of two additional T-AO-205 oilers.
•$315 from the Navy to provide submarine industrial base development and expansion for the Columbia-class submarine program.
•$100 from the Navy for long-lead materials to support construction of an additional Expeditionary Sea Base (ESB) auxiliary support ship.
•$55 from the Navy to provide ongoing lead yard services for the DDG-51 program.
•$50 from the Navy to improve submarine acoustic performance.
COMBAT SYSTEMS
•$410 from the U.S. Army to begin low-rate initial production (LRIP) of the Mobile Protected Firepower (MPF) vehicle. The contract has a maximum potential value of $1.1 billion.
•$295 for various munitions and ordnance with additional option value of $465.
•$525 from the Army to upgrade Stryker vehicles to the double-V-hull (DVH) A1 configuration.
•$355 to produce Abrams main battle tanks in the system enhancement package version 3 (SEPv3) configuration for Australia.
•$60 to produce M3 amphibious bridge systems for an international customer. The contract has a maximum potential value of $210.
•$90 from the Army for engineering and logistics support services for the Abrams family of vehicles.
•$50 from the Army to upgrade domestic Abrams main battle tanks to the SEPv3 configuration.
TECHNOLOGIES
•$545 for several key classified contracts.
•$160 from the U.S. Space Development Agency to build and operate ground systems for the new low earth orbit (LEO) satellite network. The contract has a maximum potential value of $325.

•An IDIQ contract for the development and sustainment of applications and websites for the Administrative Office of the United States Courts (AOUSC). The contract has a maximum potential value of $300.
•$280 from the Centers for Medicare and Medicaid Services (CMS) for several contracts, including work to provide cloud services and software tools.
•$155 to provide ship modernization services for the Navy.
•$120 to provide global enterprise and digital modernization services under the Southern Command’s (SOUTHCOM) Cyber Information Technology Enterprise Services (SCITES) contract.
•$10 from the Department of Veteran Affairs (VA) to provide IT support to more than 500,000 VA personnel and contractors nationwide. The contract has a maximum potential value of $110.
•$105 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.
•$85 to provide military information support operations for the United States Special Operations Command.
•$75 to provide command, control and communications capabilities for the DoD.

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
We ended the second quarter of 2022 with a cash and equivalents balance of $2.2 billion compared with $1.6 billion at the end of 2021. The following is a discussion of our major operating, investing and financing activities in the first six months of 2022 and 2021, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Six Months Ended	July 3, 2022	July 4, 2021
Net cash provided by operating activities	$2,627	$1,118
Net cash used by investing activities	(365)	(308)
Net cash used by financing activities	(1,663)	(671)

OPERATING ACTIVITIES
Cash provided by operating activities was $2.6 billion in the first six months of 2022 compared with $1.1 billion in the same period in 2021. The primary driver of cash inflows in both periods was net earnings. Cash flows in the first six months of 2022 were affected positively by an increase in customer deposits driven by Gulfstream aircraft orders and a decrease in unbilled receivables driven by the receipt of progress payments on a large international wheeled vehicle contract in our Combat Systems segment. Cash flows in the first six months of 2021 were affected negatively by the timing of billings and payments in our defense segments.

INVESTING ACTIVITIES
Cash used by investing activities was $365 in the first six months of 2022 compared with $308 in the same period in 2021. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $365 in the first six months of 2022 compared with $306 in the same period in 2021. We expect capital expenditures to be approximately 2.5% of revenue in 2022.

FINANCING ACTIVITIES
Cash used by financing activities was $1.7 billion in the first six months of 2022 compared with $671 in the same period in 2021. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 2, 2022, our board of directors declared an increased quarterly dividend of $1.26 per share, the 25th consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.19 per share in March 2021. Cash dividends paid were $679 in the first six months of 2022 compared with $651 in the same period in 2021.
Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $1.1 billion and $1.4 billion in the first six months of 2022 and 2021, respectively, to repurchase our outstanding shares. On July 3, 2022, 7.2 million shares remained authorized by our board of directors for repurchase, representing 2.6% of our total shares outstanding.
Fixed-rate notes of $1 billion mature in November 2022. We intend to repay these notes with cash on hand at maturity. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On July 3, 2022, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Six Months Ended	July 3, 2022	July 4, 2021
Net cash provided by operating activities	$2,627	$1,118
Capital expenditures	(365)	(306)
Free cash flow	$2,262	$812
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	176%	77%
Free cash flow	151%	56%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $101 ($0.29) and $206 ($0.58) for the three- and six-month periods ended July 3, 2022, respectively. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $76 ($0.21) and $139 ($0.39) for the three- and six-month periods ended July 4, 2021, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 3, 2022, or July 4, 2021.
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

STATEMENT OF EARNINGS INFORMATION

	Six Months Ended July 3, 2022	Year Ended December 31, 2021
Revenue	$6,597	$13,444
Operating costs and expenses, excluding G&A	(5,722)	(11,604)
Net earnings	285	687
BALANCE SHEET INFORMATION

	July 3, 2022	December 31, 2021
Cash and equivalents	$1,468	$925
Other current assets	3,155	3,149
Noncurrent assets	3,869	3,597
Total assets	$8,492	$7,671

Short-term debt and current portion of long-term debt	$1,749	$999
Other current liabilities	2,846	3,190
Long-term debt	9,684	10,424
Other noncurrent liabilities	3,578	3,844
Total liabilities	$17,857	$18,457
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 3, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 3, 2022, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
4/4/22-5/1/22	41,844	$238.98	41,844	10,714,830
5/2/22-5/29/22	1,220,349	225.33	1,220,349	9,494,481
5/30/22-7/3/22	2,343,917	221.84	2,343,917	7,150,564

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
4/4/22-5/1/22	1,096	243.36
5/2/22-5/29/22	4,270	234.50
5/30/22-7/3/22	1,427	226.93
	3,612,903	$223.24
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the second quarter of 2022.

ITEM 6. EXHIBITS
22    Subsidiary Guarantors (incorporated herein by reference from Exhibit 22 to the company’s quarterly report on Form 10-Q for the quarter ended October 3, 2021, filed with the SEC on October 27, 2021)
31.1    Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2    Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS    Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated: July 27, 2022