Form 10-Q
period 2022-10-02
GENERAL DYNAMICS CORP
filed 2022-10-26
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
274,548,961 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 2, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 2, 2022	October 3, 2021
Revenue:
Products	$5,935	$5,518
Services	4,040	4,050
	9,975	9,568
Operating costs and expenses:
Products	(4,905)	(4,552)
Services	(3,405)	(3,386)
General and administrative (G&A)	(567)	(550)
	(8,877)	(8,488)
Operating earnings	1,098	1,080
Other, net	41	34
Interest, net	(86)	(99)
Earnings before income tax	1,053	1,015
Provision for income tax, net	(151)	(155)
Net earnings	$902	$860

Earnings per share
Basic	$3.29	$3.09
Diluted	$3.26	$3.07
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 2, 2022	October 3, 2021
Revenue:
Products	$16,201	$16,033
Services	12,355	12,144
	28,556	28,177
Operating costs and expenses:
Products	(13,386)	(13,249)
Services	(10,379)	(10,286)
G&A	(1,807)	(1,665)
	(25,572)	(25,200)
Operating earnings	2,984	2,977
Other, net	120	95
Interest, net	(279)	(331)
Earnings before income tax	2,825	2,741
Provision for income tax, net	(427)	(436)
Net earnings	$2,398	$2,305

Earnings per share
Basic	$8.70	$8.20
Diluted	$8.61	$8.16
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net earnings	$902	$860	$2,398	$2,305
Changes in unrealized cash flow hedges	(67)	(48)	(223)	(134)
Foreign currency translation adjustments	(311)	(107)	(500)	(77)
Changes in retirement plans’ funded status	45	88	134	260
Other comprehensive (loss) income, pretax	(333)	(67)	(589)	49
Benefit (provision) for income tax, net	8	(7)	31	(20)
Other comprehensive (loss) income, net of tax	(325)	(74)	(558)	29
Comprehensive income	$577	$786	$1,840	$2,334
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	October 2, 2022	December 31, 2021

ASSETS
Current assets:
Cash and equivalents	$2,496	$1,603
Accounts receivable	2,794	3,041
Unbilled receivables	8,111	8,498
Inventories	6,257	5,340
Other current assets	1,347	1,505
Total current assets	21,005	19,987
Noncurrent assets:
Property, plant and equipment, net	5,565	5,417
Intangible assets, net	1,921	1,978
Goodwill	20,155	20,098
Other assets	2,470	2,593
Total noncurrent assets	30,111	30,086
Total assets	$51,116	$50,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,252	$1,005
Accounts payable	3,106	3,167
Customer advances and deposits	6,661	6,266
Other current liabilities	3,640	3,540
Total current liabilities	15,659	13,978
Noncurrent liabilities:
Long-term debt	9,239	10,490
Other liabilities	8,567	7,964
Commitments and contingencies (see Note J)
Total noncurrent liabilities	17,806	18,454
Shareholders’ equity:
Common stock	482	482
Surplus	3,511	3,278
Retained earnings	36,774	35,420
Treasury stock	(20,638)	(19,619)
Accumulated other comprehensive loss	(2,478)	(1,920)
Total shareholders’ equity	17,651	17,641
Total liabilities and shareholders’ equity	$51,116	$50,073
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 2, 2022	October 3, 2021
Cash flows from operating activities - continuing operations:
Net earnings	$2,398	$2,305
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	420	408
Amortization of intangible and finance lease right-of-use assets	224	242
Equity-based compensation expense	140	96
Deferred income tax benefit	(132)	(38)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	259	133
Unbilled receivables	422	(252)
Inventories	(915)	94
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(68)	(291)
Customer advances and deposits	1,598	228
Other liabilities	(309)	(455)
Other, net	(127)	119
Net cash provided by operating activities	3,910	2,589
Cash flows from investing activities:
Capital expenditures	(620)	(502)
Other, net	(378)	1
Net cash used by investing activities	(998)	(501)
Cash flows from financing activities:
Purchases of common stock	(1,119)	(1,491)
Dividends paid	(1,024)	(983)
Repayment of fixed-rate notes	—	(2,500)
Proceeds from commercial paper, gross (maturities greater than 3 months)	—	1,997
Proceeds from fixed-rate notes	—	1,497
Repayment of floating-rate notes	—	(500)
Other, net	103	223
Net cash used by financing activities	(2,040)	(1,757)
Net cash provided (used) by discontinued operations	21	(16)
Net increase in cash and equivalents	893	315
Cash and equivalents at beginning of period	1,603	2,824
Cash and equivalents at end of period	$2,496	$3,139
Supplemental cash flow information:
Income tax payments, net	$(767)	$(502)
Interest payments	$(206)	$(329)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
July 3, 2022	$482	$3,466	$36,218	$(20,632)	$(2,153)	$17,381
Net earnings	—	—	902	—	—	902
Cash dividends declared	—	—	(346)	—	—	(346)
Equity-based awards	—	45	—	(6)	—	39
Other comprehensive loss	—	—	—	—	(325)	(325)
October 2, 2022	$482	$3,511	$36,774	$(20,638)	$(2,478)	$17,651

July 4, 2021	$482	$3,194	$34,273	$(19,181)	$(3,447)	$15,321
Net earnings	—	—	860	—	—	860
Cash dividends declared	—	—	(333)	—	—	(333)
Equity-based awards	—	42	—	22	—	64
Shares purchased	—	—	—	(117)	—	(117)
Other comprehensive loss	—	—	—	—	(74)	(74)
October 3, 2021	$482	$3,236	$34,800	$(19,276)	$(3,521)	$15,721

	Nine Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2021	$482	$3,278	$35,420	$(19,619)	$(1,920)	$17,641
Net earnings	—	—	2,398	—	—	2,398
Cash dividends declared	—	—	(1,044)	—	—	(1,044)
Equity-based awards	—	233	—	78	—	311
Shares purchased	—	—	—	(1,097)	—	(1,097)
Other comprehensive loss	—	—	—	—	(558)	(558)
October 2, 2022	$482	$3,511	$36,774	$(20,638)	$(2,478)	$17,651

December 31, 2020	$482	$3,124	$33,498	$(17,893)	$(3,550)	$15,661
Net earnings	—	—	2,305	—	—	2,305
Cash dividends declared	—	—	(1,003)	—	—	(1,003)
Equity-based awards	—	112	—	93	—	205
Shares purchased	—	—	—	(1,476)	—	(1,476)
Other comprehensive income	—	—	—	—	29	29
October 3, 2021	$482	$3,236	$34,800	$(19,276)	$(3,521)	$15,721
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 2, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 2, 2022, and October 3, 2021.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	October 2, 2022	December 31, 2021
PP&E	$11,899	$11,464
Accumulated depreciation	(6,334)	(6,047)
PP&E, net	$5,565	$5,417
Acquisitions and Divestitures. In July 2022, we acquired a provider of mission-critical embedded computing solutions for U.S. Navy platforms in our Technologies segment. The operating results of the acquisition have been included in our reported results since the closing date. The purchase price of the acquisition has been preliminarily allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 75% and 78% of our revenue for the three- and nine-month periods ended October 2, 2022, and 78% and 79% of our revenue for the three- and nine-month periods ended October 3, 2021, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 25% and 22% of our revenue for the three- and nine-month periods ended October 2, 2022, and 22% and 21% of our revenue for the three- and nine-month periods ended October 3, 2021, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On October 2, 2022, we had $88.8 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 45% of our remaining performance obligations as revenue by year-end 2023, an additional 35% by year-end 2025 and the balance thereafter.

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
The nature of our contracts gives rise to several types of variable consideration, including claims, award fees and incentive fees. We include in our contract estimates additional revenue for contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award fees or incentive fees in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenue	$67	$148	$286	$308
Operating earnings	115	134	321	273
Diluted earnings per share	$0.33	$0.38	$0.91	$0.76
While no adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 2, 2022, or October 3, 2021, our Marine Systems segment’s 2022 results were negatively affected by supply chain impacts to the Virginia-class submarine schedule, offset partially by improved performance on auxiliary and support ships.
Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Aircraft manufacturing	$1,712	$1,462	$4,086	$3,906
Aircraft services	635	604	2,031	1,669
Total Aerospace	2,347	2,066	6,117	5,575
Nuclear-powered submarines	1,785	1,741	5,257	5,139
Surface ships	701	594	1,905	1,707
Repair and other services	283	302	909	810
Total Marine Systems	2,769	2,637	8,071	7,656
Military vehicles	1,134	1,099	3,313	3,533
Weapons systems, armament and munitions	480	480	1,314	1,451
Engineering and other services	174	166	502	480
Total Combat Systems	1,788	1,745	5,129	5,464
Information technology (IT) services	2,038	2,058	6,188	6,214
C5ISR* solutions	1,033	1,062	3,051	3,268
Total Technologies	3,071	3,120	9,239	9,482
Total revenue	$9,975	$9,568	$28,556	$28,177
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended October 2, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$2,127	$1,670	$1,575	$1,315	$6,687
Cost-reimbursement	—	1,099	199	1,272	2,570
Time-and-materials	220	—	14	484	718
Total revenue	$2,347	$2,769	$1,788	$3,071	$9,975
Three Months Ended October 3, 2021
Fixed-price	$1,847	$1,930	$1,515	$1,349	$6,641
Cost-reimbursement	—	705	216	1,279	2,200
Time-and-materials	219	2	14	492	727
Total revenue	$2,066	$2,637	$1,745	$3,120	$9,568

Nine Months Ended October 2, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$5,414	$4,880	$4,481	$3,939	$18,714
Cost-reimbursement	—	3,191	607	3,856	7,654
Time-and-materials	703	—	41	1,444	2,188
Total revenue	$6,117	$8,071	$5,129	$9,239	$28,556
Nine Months Ended October 3, 2021
Fixed-price	$4,996	$5,524	$4,752	$3,993	$19,265
Cost-reimbursement	—	2,130	667	4,005	6,802
Time-and-materials	579	2	45	1,484	2,110
Total revenue	$5,575	$7,656	$5,464	$9,482	$28,177
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

Revenue by customer was as follows:

Three Months Ended October 2, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$61	$2,723	$1,029	$1,716	$5,529
Non-DoD	—	—	2	1,182	1,184
Foreign military sales (FMS)	20	45	82	7	154
Total U.S. government	81	2,768	1,113	2,905	6,867
U.S. commercial	1,418	1	62	56	1,537
Non-U.S. government	123	—	592	95	810
Non-U.S. commercial	725	—	21	15	761
Total revenue	$2,347	$2,769	$1,788	$3,071	$9,975
Three Months Ended October 3, 2021
U.S. government:
DoD	$73	$2,584	$937	$1,715	$5,309
Non-DoD	—	1	2	1,241	1,244
FMS	23	51	63	7	144
Total U.S. government	96	2,636	1,002	2,963	6,697
U.S. commercial	1,201	—	55	51	1,307
Non-U.S. government	46	1	670	101	818
Non-U.S. commercial	723	—	18	5	746
Total revenue	$2,066	$2,637	$1,745	$3,120	$9,568

Nine Months Ended October 2, 2022	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$221	$7,948	$2,824	$5,134	$16,127
Non-DoD	—	1	7	3,603	3,611
FMS	102	118	201	23	444
Total U.S. government	323	8,067	3,032	8,760	20,182
U.S. commercial	3,616	2	167	159	3,944
Non-U.S. government	422	2	1,867	290	2,581
Non-U.S. commercial	1,756	—	63	30	1,849
Total revenue	$6,117	$8,071	$5,129	$9,239	$28,556
Nine Months Ended October 3, 2021
U.S. government:
DoD	$203	$7,496	$2,807	$5,220	$15,726
Non-DoD	—	5	7	3,782	3,794
FMS	60	148	212	27	447
Total U.S. government	263	7,649	3,026	9,029	19,967
U.S. commercial	3,040	2	163	144	3,349
Non-U.S. government	286	3	2,224	294	2,807
Non-U.S. commercial	1,986	2	51	15	2,054
Total revenue	$5,575	$7,656	$5,464	$9,482	$28,177

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended October 2, 2022, were not materially impacted by any other factors.
Revenue recognized for the three- and nine-month periods ended October 2, 2022, and October 3, 2021, that was included in the contract liability balance at the beginning of each year was $908 and $3.5 billion, and $612 and $3 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic weighted average shares outstanding	273,916	278,596	275,752	281,147
Dilutive effect of stock options and restricted stock/RSUs*	2,466	1,809	2,615	1,287
Diluted weighted average shares outstanding	276,382	280,405	278,367	282,434
*    Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,724 and 1,393 for the three- and nine-month periods ended October 2, 2022, and 1,547 and 5,015 for the three- and nine-month periods ended October 3, 2021, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	October 2, 2022	December 31, 2021
Deferred tax asset	$31	$41
Deferred tax liability	(686)	(868)
Net deferred tax liability	$(655)	$(827)
Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2021.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on October 2, 2022, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	October 2, 2022	December 31, 2021
Unbilled revenue	$36,971	$39,566
Advances and progress billings	(28,860)	(31,068)
Net unbilled receivables	$8,111	$8,498
On October 2, 2022, and December 31, 2021, net unbilled receivables included $2.3 billion and $3.3 billion, respectively, associated with two large international contracts in our Combat Systems segment. A wheeled vehicle contract, originally negotiated in 2012, was amended in 2020 to include a revised payment schedule that addressed a build-up in unbilled receivables. Under the amended contract, we have received progress payments that have reduced the program’s unbilled balance to $815. The remaining scheduled progress payments will liquidate the net unbilled receivables balance by the end of 2023. A separate tracked vehicle contract signed in 2010 has been experiencing an unbilled receivable build-up due to payment delays since 2021 resulting in a $1.4 billion balance at the end of the third quarter. We continue to engage with the customer to address concerns on certain aspects of the program.

Based on this engagement and recent program activities, we continue to expect to collect the full amount outstanding.

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
Inventories consisted of the following:

	October 2, 2022	December 31, 2021
Work in process	$4,257	$3,654
Raw materials	1,906	1,651
Finished goods	20	22
Pre-owned aircraft	74	13
Total inventories	$6,257	$5,340
The increase in total inventories during the nine-month period ended October 2, 2022, was due primarily to the ramp-up in production of new Gulfstream aircraft models announced in the last three years, as well as increased production of in-service aircraft reflecting strong customer demand. Customer deposits associated with firm orders for these aircraft, which are reflected in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, have correspondingly increased.

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2021 (a)	$3,039	$297	$2,827	$13,935	$20,098
Acquisitions	—	—	—	271	271
Other (b)	(104)	—	(83)	(27)	(214)
October 2, 2022 (a)	$2,935	$297	$2,744	$14,179	$20,155
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Consisted primarily of adjustments for foreign currency translation.

Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	October 2, 2022			December 31, 2021
Contract and program intangible assets (b)	$3,307	$(1,642)	$1,665	$3,239	$(1,547)	$1,692
Trade names and trademarks	469	(232)	237	501	(238)	263
Technology and software	64	(46)	18	70	(48)	22
Other intangible assets	64	(63)	1	64	(63)	1
Total intangible assets	$3,904	$(1,983)	$1,921	$3,874	$(1,896)	$1,978
(a)Changes in gross carrying amounts consisted primarily of adjustments for acquired intangible assets and foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $53 and $152 for the three- and nine-month periods ended October 2, 2022, and $59 and $170 for the three- and nine-month periods ended October 3, 2021, respectively.

H. DEBT
Debt consisted of the following:

		October 2, 2022	December 31, 2021
Fixed-rate notes due:	Interest rate:
November 2022	2.250%	$1,000	$1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	89	106
Total debt principal		11,589	11,606
Less unamortized debt issuance costs and discounts		98	111
Total debt		11,491	11,495
Less current portion		2,252	1,005
Long-term debt		$9,239	$10,490
On October 2, 2022, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on October 2, 2022.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	October 2, 2022	December 31, 2021

Salaries and wages	$1,068	$1,022
Dividends payable	347	331
Lease liabilities	297	337
Retirement benefits	277	288
Workers’ compensation	246	270
Other	1,405	1,292
Total other current liabilities	$3,640	$3,540

Retirement benefits	$2,474	$2,813
Customer deposits on commercial contracts	2,459	1,250
Lease liabilities	1,334	1,343
Other	2,300	2,558
Total other liabilities	$8,567	$7,964

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.1 billion on October 2, 2022. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of October 2, 2022, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 2, 2022, and October 3, 2021, were as follows:

Nine Months Ended	October 2, 2022	October 3, 2021
Beginning balance	$641	$660
Warranty expense	67	73
Payments	(84)	(94)
Adjustments	(21)	(14)
Ending balance	$603	$625

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors, from time to time, authorizes management to repurchase outstanding shares of our common stock on the open market. In the nine-month period ended October 2, 2022, we repurchased 4.9 million of our outstanding shares for $1.1 billion. On October 2, 2022, 7.2 million shares remained authorized by our board of directors for repurchase, representing 2.6% of our total shares outstanding. We repurchased 8.5 million shares for $1.5 billion in the nine-month period ended October 3, 2021.
Dividends per Share. Our board of directors declared dividends per share of $1.26 and $3.78 for the three- and nine-month periods ended October 2, 2022, and $1.19 and $3.57 for the three- and nine-month periods ended October 3, 2021, respectively. We paid cash dividends of $345 and $1 billion for the three- and nine-month periods ended October 2, 2022, and $332 and $983 for the three- and nine-month periods ended October 3, 2021, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2021	$144	$538	$(2,602)	$(1,920)
Other comprehensive loss, pretax	(223)	(500)	134	(589)
Benefit for income tax, net	59	—	(28)	31
Other comprehensive loss, net of tax	(164)	(500)	106	(558)
October 2, 2022	$(20)	$38	$(2,496)	$(2,478)

December 31, 2020	$272	$641	$(4,463)	$(3,550)
Other comprehensive income, pretax	(134)	(77)	260	49
Provision for income tax, net	36	—	(56)	(20)
Other comprehensive income, net of tax	(98)	(77)	204	29
October 3, 2021	$174	$564	$(4,259)	$(3,521)
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

Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Aerospace	$2,347	$2,066	$312	$262
Marine Systems	2,769	2,637	238	229
Combat Systems	1,788	1,745	271	276
Technologies	3,071	3,120	285	327
Corporate (b)	—	—	(8)	(14)
Total	$9,975	$9,568	$1,098	$1,080
Nine Months Ended
Aerospace	$6,117	$5,575	$793	$677
Marine Systems	8,071	7,656	660	639
Combat Systems	5,129	5,464	743	786
Technologies	9,239	9,482	887	941
Corporate (b)	—	—	(99)	(66)
Total	$28,556	$28,177	$2,984	$2,977
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
We did not have any significant non-financial assets or liabilities measured at fair value on October 2, 2022, or December 31, 2021.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on October 2, 2022, and December 31, 2021, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	October 2, 2022
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$3	$3	$—	$3	$—
Available-for-sale debt securities	104	104	—	104	—
Equity securities	47	47	47	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	107	107	—	107	—
Cash flow hedge liabilities	(155)	(155)	—	(155)	—
Measured at amortized cost:
Short- and long-term debt principal	(11,589)	(10,623)	—	(10,623)	—

	December 31, 2021
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$4	$4	$—	$4	$—
Available-for-sale debt securities	125	125	—	125	—
Equity securities	62	62	62	—	—
Other investments	12	12	—	—	12
Cash flow hedge assets	320	320	—	320	—
Cash flow hedge liabilities	(98)	(98)	—	(98)	—
Measured at amortized cost:
Short- and long-term debt principal	(11,606)	(12,549)	—	(12,549)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On October 2, 2022, and December 31, 2021, we held $2.5 billion and $1.6 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On October 2, 2022, and December 31, 2021, we held marketable securities in trust of $154 and $191, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $6 billion and $6.8 billion on October 2, 2022, and December 31, 2021, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and nine-month periods ended October 2, 2022, and October 3, 2021. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and nine-month periods ended October 2, 2022, and October 3, 2021, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on October 2, 2022, and December 31, 2021.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 2, 2022, and October 3, 2021. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended October 2, 2022, and October 3, 2021.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit credit for the three- and nine-month periods ended October 2, 2022, and October 3, 2021, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Service cost	$26	$30	$1	$2
Interest cost	100	90	4	5
Expected return on plan assets	(227)	(241)	(7)	(9)
Net actuarial loss (gain)	54	91	(4)	—
Prior service credit	(5)	(5)	—	—
Net periodic benefit credit	$(52)	$(35)	$(6)	$(2)
Nine Months Ended
Service cost	$78	$89	$4	$7
Interest cost	300	270	14	14
Expected return on plan assets	(682)	(723)	(23)	(27)
Net actuarial loss (gain)	161	274	(13)	—
Prior service (credit) cost	(15)	(15)	1	—
Net periodic benefit credit	$(158)	$(105)	$(17)	$(6)
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

BUSINESS ENVIRONMENT
With approximately 70% of our revenue from the U.S. government, government spending levels — particularly defense spending — influence our financial performance. The Congress has not yet passed a defense appropriations bill for the government’s fiscal year (FY) 2023 despite the fact that the new year began on October 1, 2022. However, on September 30, 2022, a continuing resolution (CR) was signed into law, providing funding for federal agencies through December 16, 2022. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels, and the DoD is prohibited from starting new programs. While this could result in delayed revenue growth as programs that were expected to have increased funding levels continue to operate at the prior-year levels until the current-year appropriations bill is signed into law, we do not anticipate that the current CR will have a material impact on our results of operations, financial condition or cash flows.
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
Within our defense segments, the Russia-Ukraine conflict has created a few potential supply chain challenges, which we continue to monitor and manage. The conflict could impact the fiscal year 2023 U.S. government defense budget due to the heightened national security threat and the need to replenish stockpiles that have been reduced in support of Ukraine. Internationally, many countries in the region have expressed a renewed commitment to defense-related spending. As a result, we may see additional demand for our products and services.
In our Aerospace segment, we continue to see strong order activity as we emerge from the impacts of the coronavirus (COVID-19) pandemic. However, this segment is the most impacted relatively by the global sanctions, particularly our aircraft services business in Europe, which we have offset to date through additional services revenue in other regions. Across the aerospace industry, the sanctions impact sales to certain individuals and entities and exports of associated aircraft parts and related services.
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

CONSOLIDATED OVERVIEW

Three Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$9,975	$9,568	$407	4.3%
Operating costs and expenses	(8,877)	(8,488)	(389)	4.6%
Operating earnings	1,098	1,080	18	1.7%
Operating margin	11.0%	11.3%
Nine Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$28,556	$28,177	$379	1.3%
Operating costs and expenses	(25,572)	(25,200)	(372)	1.5%
Operating earnings	2,984	2,977	7	0.2%
Operating margin	10.4%	10.6%
Our consolidated revenue increased in the third quarter and first nine months of 2022 as higher volume in our Aerospace and Marine Systems segments offset lower volume from international military vehicles in our Combat Systems segment and C5ISR (command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance) solutions in our Technologies segment. Operating earnings increased in the three- and nine-month periods, albeit at lower rates than the respective revenue growth, as we managed through the impacts of a shifting program mix, as well as supply chain constraints and inflationary pressure. Operating margin decreased 30 basis points in the third quarter and 20 basis points in the first nine months of 2022 compared with the prior-year periods.

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

AEROSPACE

Three Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$2,347	$2,066	$281	13.6%
Operating earnings	312	262	50	19.1%
Operating margin	13.3%	12.7%
Gulfstream aircraft deliveries (in units)	35	31	4	12.9%
Nine Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$6,117	$5,575	$542	9.7%
Operating earnings	793	677	116	17.1%
Operating margin	13.0%	12.1%
Gulfstream aircraft deliveries (in units)	82	80	2	2.5%
Operating Results
The increase in the Aerospace segment’s revenue in the third quarter and first nine months of 2022 consisted of the following:

	Third Quarter	Nine Months
Aircraft services	$31	$362
Aircraft manufacturing	250	180
Total increase	$281	$542
Aircraft services revenue was up in the third quarter and first nine months of 2022 due to additional demand for maintenance work and increased activity at our fixed-base operator (FBO) facilities driven by growing global air travel. Aircraft manufacturing revenue increased in the third quarter and first nine months of 2022 due primarily to additional deliveries of the large-cabin G600 and ultra-large-cabin G650 aircraft.
In the third quarter, the company installed a software update to address an airworthiness directive (AD) that had been issued by the U.S. Federal Aviation Administration (FAA) in the second quarter of 2022. The AD placed limitations on permissible landing conditions for the G500 and G600 aircraft models, which delayed the delivery of some aircraft from the second quarter to the third quarter.
The increase in the segment’s operating earnings in the third quarter and first nine months of 2022 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$73	$131
Aircraft services	(11)	76
G&A/other expenses	(12)	(91)
Total increase	$50	$116
Aircraft manufacturing operating earnings were up due to a favorable mix of aircraft deliveries and ongoing improvements in manufacturing efficiency. Earnings in 2022 were somewhat impacted by customer accommodations associated with the G500/G600 AD while 2021 earnings included mark-to-market adjustments taken in the first quarter related to aircraft that were in the G500 test program.

Aircraft services operating earnings were up in the first nine months of 2022 due to higher volume and favorable cost performance, offset by an unfavorable mix of aircraft services in the third quarter. These increases were offset partially by higher G&A/other expenses due primarily to increased R&D expenses associated with ongoing product development efforts.
In total, the Aerospace segment’s operating margin increased 60 basis points in the third quarter and 90 basis points in the first nine months of 2022 compared with the prior-year periods.
MARINE SYSTEMS

Three Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$2,769	$2,637	$132	5.0%
Operating earnings	238	229	9	3.9%
Operating margin	8.6%	8.7%
Nine Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$8,071	$7,656	$415	5.4%
Operating earnings	660	639	21	3.3%
Operating margin	8.2%	8.3%
Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2022 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$156	$314
U.S. Navy ship engineering, repair and other services	(24)	101
Total increase	$132	$415
Revenue from U.S. Navy ship construction was up in the third quarter and first nine months of 2022 due to increased volume on the Columbia-class submarine program and the John Lewis-class (T-AO-205) fleet replenishment oiler program. In the first nine months of 2022, revenue from U.S. Navy ship engineering, repair and other services increased due to a higher volume of submarine repair work. Overall, the Marine Systems segment’s operating margin decreased 10 basis points in the third quarter and in the first nine months of 2022 due to program mix and supply chain impacts to the Virginia-class submarine schedule, offset partially by improved performance at NASSCO.
COMBAT SYSTEMS

Three Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$1,788	$1,745	$43	2.5%
Operating earnings	271	276	(5)	(1.8)%
Operating margin	15.2%	15.8%
Nine Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$5,129	$5,464	$(335)	(6.1)%
Operating earnings	743	786	(43)	(5.5)%
Operating margin	14.5%	14.4%

Operating Results
The change in the Combat Systems segment’s revenue in the third quarter and first nine months of 2022 consisted of the following:

	Third Quarter	Nine Months
International military vehicles	$(61)	$(370)
Weapons systems and munitions	(5)	(173)
U.S. military vehicles	109	208
Total increase (decrease)	$43	$(335)
Revenue from international military vehicles decreased in the third quarter and first nine months of 2022 due in large part to timing on several wheeled and tracked vehicle contracts. In the first nine months of 2022, weapons systems and munitions revenue was down due to decreased production of various U.S. munitions and ordnance. Offsetting these decreases was increased revenue from U.S. Stryker wheeled combat vehicles, particularly the maneuver short-range air defense (M-SHORAD) variant.
The strengthening of the U.S. dollar against the euro and British pound has negatively impacted the Combat Systems segment’s results in 2022, specifically the translation of our international revenue from local currencies into U.S. dollars. Had foreign exchange rates in the third quarter and first nine months of 2022 held constant from the same periods in 2021, the Combat Systems segment’s revenue would have increased 5.6% in the third quarter and decreased only 3.9% in the first nine months of 2022 compared to the prior-year periods.
Overall, the Combat Systems segment’s operating margin decreased 60 basis points in the third quarter but increased 10 basis points in the first nine months of 2022 driven by contract mix.
TECHNOLOGIES

Three Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$3,071	$3,120	$(49)	(1.6)%
Operating earnings	285	327	(42)	(12.8)%
Operating margin	9.3%	10.5%
Nine Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$9,239	$9,482	$(243)	(2.6)%
Operating earnings	887	941	(54)	(5.7)%
Operating margin	9.6%	9.9%

Operating Results
The change in the Technologies segment’s revenue in the third quarter and first nine months of 2022 consisted of the following:

	Third Quarter	Nine Months
C5ISR solutions	$(29)	$(217)
Information technology (IT) services	(20)	(26)
Total decrease	$(49)	$(243)
C5ISR solutions revenue was down in the third quarter and first nine months of 2022 due primarily to continued and additional supply chain disruptions and delays in customer order activity due to a shortage of customer staff. IT services volume was down slightly in the third quarter and first nine months of 2022 due to program timing. Overall, the Technologies segment’s operating margin decreased 120 basis points in the third quarter and 30 basis points in the first nine months of 2022 due to program mix.
CORPORATE
Corporate operating results totaled $8 in the third quarter and $99 in the first nine months of 2022 compared with $14 and $66 in the prior-year periods, respectively, and consisted primarily of equity-based compensation expense. The increase in the first nine months of 2022 was due to accelerated recognition of equity-based compensation expense.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$5,935	$5,518	$417	7.6%
Operating costs	(4,905)	(4,552)	(353)	7.8%
Nine Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$16,201	$16,033	$168	1.0%
Operating costs	(13,386)	(13,249)	(137)	1.0%
The increase in product revenue in the third quarter and first nine months of 2022 consisted of the following:

	Third Quarter	Nine Months
Ship construction	$156	$314
Aircraft manufacturing	250	180
C5ISR products	(42)	(176)
Weapons systems and munitions	(5)	(173)
Other, net	58	23
Total increase	$417	$168

Ship construction revenue increased in the third quarter and the first nine months of 2022 driven by higher volume on the Columbia-class submarine and T-AO-205 fleet replenishment oiler programs. Aircraft manufacturing revenue increased due primarily to additional deliveries of the large-cabin G600 and ultra-large-cabin G650 aircraft. These increases were offset partially by lower revenue from C5ISR products due to continued supply chain disruptions and delays in customer order activity, and reduced weapons systems and munitions volume resulting from decreased production of various U.S. munitions and ordnance. In the third quarter and first nine months of 2022, the primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$4,040	$4,050	$(10)	(0.2)%
Operating costs	(3,405)	(3,386)	(19)	0.6%
Nine Months Ended	October 2, 2022	October 3, 2021	Variance
Revenue	$12,355	$12,144	$211	1.7%
Operating costs	(10,379)	(10,286)	(93)	0.9%
The change in service revenue in the third quarter and first nine months of 2022 consisted of the following:

	Third Quarter	Nine Months
Aircraft services	$31	$362
Other, net	(41)	(151)
Total (decrease) increase	$(10)	$211
Aircraft services revenue increased in the third quarter and first nine months of 2022 due to additional maintenance work and increased FBO activity. Service operating costs increased on lower revenue in the third quarter of 2022 due to mix of work. Operating costs increased at a lower rate than revenue in the first nine months of 2022 due primarily to strong operating performance in our IT services business.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 6.3% in the first nine months of 2022 compared with 5.9% in the first nine months of 2021, reflecting accelerated recognition of equity-based compensation expense in the first quarter of 2022.
OTHER, NET
Net other income was $120 in the first nine months of 2022 compared with $95 in the first nine months of 2021 and represents primarily the non-service components of pension and other post-retirement benefits.
INTEREST, NET
Net interest expense was $279 in the first nine months of 2022 compared with $331 in the prior-year period, reflecting repayment of our scheduled debt maturities in 2021. See Note H to the unaudited

Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 15.1% in the first nine months of 2022 compared with 15.9% in the prior-year period. For 2022, we continue to anticipate a full-year effective tax rate of approximately 16%.
In August 2022, the president signed into law the Inflation Reduction Act of 2022, which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we do not expect to have a material impact on our results of operations, financial condition or cash flows.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $88.8 billion at the end of the third quarter of 2022 compared with $87.6 billion at the end of the second quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $125.8 billion on October 2, 2022.
The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2022:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	October 2, 2022
Aerospace	$18,536	$516	$19,052	$773	$19,825
Marine Systems	26,966	15,273	42,239	3,263	45,502
Combat Systems	13,305	534	13,839	5,754	19,593
Technologies	10,130	3,573	13,703	27,162	40,865
Total	$68,937	$19,896	$88,833	$36,952	$125,785

	July 3, 2022
Aerospace	$18,237	$549	$18,786	$877	$19,663
Marine Systems	26,965	14,873	41,838	3,904	45,742
Combat Systems	13,236	202	13,438	6,939	20,377
Technologies	9,448	4,120	13,568	27,028	40,596
Total	$67,886	$19,744	$87,630	$38,748	$126,378

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2022 with backlog of $19.1 billion, up 1.4% from $18.8 billion on July 3, 2022, and up 29.7% in the past year.

Orders in the third quarter of 2022 reflected strong demand across our product and services portfolio, including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 1.2-to-1 in the third quarter of 2022 and 1.6-to-1 over the trailing 12 months.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On October 2, 2022, estimated potential contract value in the Aerospace segment was $773.

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
Total backlog in our defense segments was $69.8 billion on October 2, 2022. In the third quarter of 2022, the total book-to-bill ratio in our defense segments was 1.1-to-1 with each of our defense segments achieving book-to-bill ratios of 1-to-1 or greater. Estimated potential contract value in our defense segments was $36.2 billion on October 2, 2022. We received the following significant contract awards during the third quarter:
MARINE SYSTEMS
•$1.4 billion from the U.S. Navy for construction of an additional Expeditionary Sea Base (ESB) auxiliary support ship and two additional T-AO-205 oilers following orders for long-lead materials awarded in the second quarter of 2022. The award also includes a $715 option for an additional T-AO-205 oiler.
•$700 from the Navy for maintenance and modernization work on the USS Hartford, a Los Angeles-class submarine.
•$235 from the Navy to provide engineering, technical, design and planning yard support services for operational strategic and attack submarines.
•$45 from the Navy for lead yard services, development studies and design efforts for Virginia-class submarines.

COMBAT SYSTEMS
•A contract worth up to $1.1 billion to produce Abrams main battle tanks in the system enhancement package version 3 (SEPv3) configuration for Poland.
•$370 for various munitions and ordnance.
•$165 to produce 39 additional light armored vehicles (LAVs) for the Canadian government.
•$125 from the U.S. Army to provide system and sustainment technical support services for Abrams main battle tanks.
•$80 from the Army for the production of Hydra-70 rockets.
•$40 from the U.S. Defense Logistics Agency (DLA) to provide spare parts for Abrams main battle tanks.
TECHNOLOGIES
•An IDIQ contract to provide IT infrastructure and modernization support services for the U.S. Air Forces in Europe under the Europe-Wide Information Technology and Enterprise Network (EITEN) program. The contract has a maximum potential value of $910.
•$315 for several key classified contracts.
•A contract from the Navy to support development, production and installation of fire control systems for the Columbia- and Dreadnought-classes of ballistic missile submarines. The contract has a maximum potential value of $275.
•$60 to provide the Army National Guard with an integrated network and security operations center. The contract has a maximum potential value of $265.
•$160 from the U.S. Department of State (DoS) to provide overseas consular services to support visa application and issuance at U.S. embassies and consulates throughout the world under the Global Support Strategy (GSS) program.
•$95 to provide IT network operations and maintenance services for the Army.
•$85 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.
•$70 from the Army to provide hardware, software and logistics sustainment support.
•$55 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide intelligence information sharing capabilities.
•$50 from the Defense Information Systems Agency (DISA) to provide enterprise network and telecommunications services.

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
We ended the third quarter of 2022 with a cash and equivalents balance of $2.5 billion compared with $1.6 billion at the end of 2021. The following is a discussion of our major operating, investing and financing activities in the first nine months of 2022 and 2021, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Nine Months Ended	October 2, 2022	October 3, 2021
Net cash provided by operating activities	$3,910	$2,589
Net cash used by investing activities	(998)	(501)
Net cash used by financing activities	(2,040)	(1,757)

OPERATING ACTIVITIES
Cash provided by operating activities was $3.9 billion in the first nine months of 2022 compared with $2.6 billion in the same period in 2021. The primary driver of cash inflows in both periods was net earnings. Cash flows in the first nine months of 2022 were affected positively by an increase in customer deposits associated with Gulfstream aircraft orders and a decrease in unbilled receivables driven by the receipt of progress payments on a large international wheeled vehicle contract in our Combat Systems segment. Cash flows in the first nine months of 2021 were affected negatively by the timing of billings and payments in our defense segments.

INVESTING ACTIVITIES
Cash used by investing activities was $998 in the first nine months of 2022 compared with $501 in the same period in 2021. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $620 in the first nine months of 2022 compared with $502 in the same period in 2021. In the third quarter of 2022, we acquired a provider of mission-critical embedded computing solutions for U.S. Navy platforms in our Technologies segment.

FINANCING ACTIVITIES
Cash used by financing activities was $2 billion in the first nine months of 2022 compared with $1.8 billion in the same period in 2021. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $1.1 billion and $1.5 billion in the first nine months of 2022 and 2021, respectively, to repurchase our outstanding shares. On October 2, 2022, 7.2 million shares remained authorized by our board of directors for repurchase, representing 2.6% of our total shares outstanding.
On March 2, 2022, our board of directors declared an increased quarterly dividend of $1.26 per share, the 25th consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.19 per share in March 2021. Cash dividends paid were $1 billion in the first nine months of 2022 compared with $983 in the same period in 2021.
Fixed-rate notes of $1 billion mature in November 2022. We intend to repay these notes with cash on hand at maturity. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On October 2, 2022, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Nine Months Ended	October 2, 2022	October 3, 2021
Net cash provided by operating activities	$3,910	$2,589
Capital expenditures	(620)	(502)
Free cash flow	$3,290	$2,087
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	163%	112%
Free cash flow	137%	91%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $115 ($0.33) and $321 ($0.91) for the three- and nine-month periods ended October 2, 2022, and $134 ($0.38) and $273 ($0.76) for the three- and nine-month periods ended October 3, 2021, respectively. While no adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 2, 2022, or October 3, 2021, our Marine Systems segment’s 2022 results were negatively affected by supply chain impacts to the Virginia-class submarine schedule, offset partially by improved performance on auxiliary and support ships.

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
STATEMENT OF EARNINGS INFORMATION

	Nine Months Ended October 2, 2022	Year Ended December 31, 2021
Revenue	$10,183	$13,444
Operating costs and expenses, excluding G&A	(8,811)	(11,604)
Net earnings	574	687

BALANCE SHEET INFORMATION

	October 2, 2022	December 31, 2021
Cash and equivalents	$1,729	$925
Other current assets	3,740	3,149
Noncurrent assets	3,946	3,597
Total assets	$9,415	$7,671

Short-term debt and current portion of long-term debt	$2,249	$999
Other current liabilities	3,272	3,190
Long-term debt	9,188	10,424
Other noncurrent liabilities	3,544	3,844
Total liabilities	$18,253	$18,457
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 2, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 2, 2022, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “forecasts,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. These factors include, among others:
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
All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to General Dynamics or any person acting on our behalf are qualified by the cautionary statements in this section. We do not undertake any obligation to update or publicly release revisions to any forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report. These factors may be revised or supplemented in future filings with the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
7/4/22-7/31/22	4,877	$219.02
8/1/22-8/28/22	2,750	227.37
8/29/22-10/2/22	2,912	228.95
	10,539	$223.94
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the third quarter of 2022.

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
Dated: October 26, 2022