Form 10-Q
period 2023-04-02
GENERAL DYNAMICS CORP
filed 2023-04-26
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
274,335,601 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 2, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 2, 2023	April 3, 2022
Revenue:
Products	$5,513	$5,209
Services	4,368	4,183
	9,881	9,392
Operating costs and expenses:
Products	(4,641)	(4,312)
Services	(3,716)	(3,546)
General and administrative (G&A)	(586)	(626)
	(8,943)	(8,484)
Operating earnings	938	908
Other, net	33	39
Interest, net	(91)	(98)
Earnings before income tax	880	849
Provision for income tax, net	(150)	(119)
Net earnings	$730	$730

Earnings per share
Basic	$2.66	$2.63
Diluted	$2.64	$2.61
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 2, 2023	April 3, 2022
Net earnings	$730	$730
Changes in unrealized cash flow hedges	(7)	(54)
Foreign currency translation adjustments	91	62
Changes in retirement plans’ funded status	173	42
Other comprehensive income, pretax	257	50
(Provision) benefit for income tax, net	(35)	5
Other comprehensive income, net of tax	222	55
Comprehensive income	$952	$785
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	April 2, 2023	December 31, 2022

ASSETS
Current assets:
Cash and equivalents	$2,038	$1,242
Accounts receivable	2,936	3,008
Unbilled receivables	8,148	8,795
Inventories	7,006	6,322
Other current assets	1,460	1,696
Total current assets	21,588	21,063
Noncurrent assets:
Property, plant and equipment, net	5,867	5,900
Intangible assets, net	1,776	1,824
Goodwill	20,386	20,334
Other assets	2,479	2,464
Total noncurrent assets	30,508	30,522
Total assets	$52,096	$51,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,257	$1,253
Accounts payable	3,248	3,398
Customer advances and deposits	7,717	7,436
Other current liabilities	3,262	3,254
Total current liabilities	15,484	15,341
Noncurrent liabilities:
Long-term debt	9,245	9,243
Other liabilities	8,280	8,433
Commitments and contingencies (see Note J)
Total noncurrent liabilities	17,525	17,676
Shareholders’ equity:
Common stock	482	482
Surplus	3,562	3,556
Retained earnings	37,769	37,403
Treasury stock	(20,796)	(20,721)
Accumulated other comprehensive loss	(1,930)	(2,152)
Total shareholders’ equity	19,087	18,568
Total liabilities and shareholders’ equity	$52,096	$51,585
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 2, 2023	April 3, 2022
Cash flows from operating activities – continuing operations:
Net earnings	$730	$730
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	149	139
Amortization of intangible and finance lease right-of-use assets	77	74
Equity-based compensation expense	38	96
Deferred income tax benefit	(91)	(106)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	72	26
Unbilled receivables	653	617
Inventories	(628)	(234)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(150)	23
Customer advances and deposits	553	675
Other, net	59	(72)
Net cash provided by operating activities	1,462	1,968
Cash flows from investing activities:
Capital expenditures	(161)	(141)
Other, net	(29)	(6)
Net cash used by investing activities	(190)	(147)
Cash flows from financing activities:
Dividends paid	(345)	(330)
Purchases of common stock	(90)	(294)
Other, net	(40)	107
Net cash used by financing activities	(475)	(517)
Net cash used by discontinued operations	(1)	—
Net increase in cash and equivalents	796	1,304
Cash and equivalents at beginning of period	1,242	1,603
Cash and equivalents at end of period	$2,038	$2,907
Supplemental cash flow information:
Income tax payments, net	$(58)	$(15)
Interest payments	$(18)	$(93)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2022	$482	$3,556	$37,403	$(20,721)	$(2,152)	$18,568
Net earnings	—	—	730	—	—	730
Cash dividends declared	—	—	(364)	—	—	(364)
Equity-based awards	—	6	—	15	—	21
Shares purchased	—	—	—	(90)	—	(90)
Other comprehensive income	—	—	—	—	222	222
April 2, 2023	$482	$3,562	$37,769	$(20,796)	$(1,930)	$19,087

December 31, 2021	$482	$3,278	$35,420	$(19,619)	$(1,920)	$17,641
Net earnings	—	—	730	—	—	730
Cash dividends declared	—	—	(350)	—	—	(350)
Equity-based awards	—	156	—	74	—	230
Shares purchased	—	—	—	(292)	—	(292)
Other comprehensive income	—	—	—	—	55	55
April 3, 2022	$482	$3,434	$35,800	$(19,837)	$(1,865)	$18,014
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
The following is a discussion of certain significant accounting policies, and further discussion is contained in other notes to these financial statements.
Basis of Consolidation and Classification. The unaudited Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all intercompany balances and transactions in the unaudited Consolidated Financial Statements.
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 2, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 2, 2023, and April 3, 2022.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	April 2, 2023	December 31, 2022
PP&E	$12,394	$12,292
Accumulated depreciation	(6,527)	(6,392)
PP&E, net	$5,867	$5,900

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 81% and 80% of our revenue for the three-month periods ended April 2, 2023, and April 3, 2022, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 19% and 20% of our revenue for the three-month periods ended April 2, 2023, and April 3, 2022, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On April 2, 2023, we had $89.8 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 58% of our remaining performance obligations as revenue by year-end 2024, an additional 26% by year-end 2026 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	April 2, 2023	April 3, 2022
Revenue	$94	$107
Operating earnings	77	105
Diluted earnings per share	$0.22	$0.30
While no adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 2, 2023, or April 3, 2022, our Marine Systems segment’s first-quarter 2023 results were affected negatively by supply chain impacts to the Virginia-class submarine schedule.

Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

Three Months Ended	April 2, 2023	April 3, 2022
Aircraft manufacturing	$1,151	$1,262
Aircraft services	741	641
Total Aerospace	1,892	1,903
Nuclear-powered submarines	2,037	1,762
Surface ships	681	593
Repair and other services	274	296
Total Marine Systems	2,992	2,651
Military vehicles	1,147	1,095
Weapons systems, armament and munitions	438	416
Engineering and other services	171	164
Total Combat Systems	1,756	1,675
Information technology (IT) services	2,169	2,140
C5ISR* solutions	1,072	1,023
Total Technologies	3,241	3,163
Total revenue	$9,881	$9,392
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
Revenue by contract type was as follows:

Three Months Ended April 2, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,632	$1,565	$1,528	$1,453	$6,178
Cost-reimbursement	—	1,427	209	1,327	2,963
Time-and-materials	260	—	19	461	740
Total revenue	$1,892	$2,992	$1,756	$3,241	$9,881
Three Months Ended April 3, 2022
Fixed-price	$1,673	$1,601	$1,465	$1,338	$6,077
Cost-reimbursement	—	1,050	197	1,328	2,575
Time-and-materials	230	—	13	497	740
Total revenue	$1,903	$2,651	$1,675	$3,163	$9,392
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

Each of these contract types presents advantages and disadvantages. Typically, we assume more risk with fixed-price contracts. However, these types of contracts offer additional profits when we complete the work for less than originally estimated. Cost-reimbursement contracts generally subject us to lower risk. Accordingly, the associated base fees are usually lower than fees earned on fixed-price contracts. Under time-and-materials contracts, our profit may vary if actual labor-hour rates vary significantly from the negotiated rates. Also, because these contracts may provide little or no fee for managing material costs, the content mix can impact profitability.
Revenue by customer was as follows:

Three Months Ended April 2, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$141	$2,949	$934	$1,873	$5,897
Non-DoD	—	1	2	1,192	1,195
Foreign military sales (FMS)	18	41	133	9	201
Total U.S. government	159	2,991	1,069	3,074	7,293
U.S. commercial	1,198	—	51	54	1,303
Non-U.S. government	108	1	619	100	828
Non-U.S. commercial	427	—	17	13	457
Total revenue	$1,892	$2,992	$1,756	$3,241	$9,881
Three Months Ended April 3, 2022
U.S. government:
DoD	$80	$2,605	$855	$1,751	$5,291
Non-DoD	—	1	2	1,243	1,246
FMS	33	44	69	10	156
Total U.S. government	113	2,650	926	3,004	6,693
U.S. commercial	1,110	—	45	50	1,205
Non-U.S. government	120	1	685	102	908
Non-U.S. commercial	560	—	19	7	586
Total revenue	$1,903	$2,651	$1,675	$3,163	$9,392
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended April 2, 2023, were not materially impacted by any other factors.

Revenue recognized for the three-month periods ended April 2, 2023, and April 3, 2022, that was included in the contract liability balance at the beginning of each year was $1.7 billion. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased in 2023 and 2022 due to share repurchases. See Note K for further discussion of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 2, 2023	April 3, 2022
Basic weighted average shares outstanding	274,004	277,074
Dilutive effect of stock options and restricted stock/RSUs*	2,642	2,863
Diluted weighted average shares outstanding	276,646	279,937
*    Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 2,131 and 2,086 for the three-month periods ended April 2, 2023, and April 3, 2022, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	April 2, 2023	December 31, 2022
Deferred tax asset	$37	$39
Deferred tax liability	(629)	(685)
Net deferred tax liability	$(592)	$(646)
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on April 2, 2023, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	April 2, 2023	December 31, 2022
Unbilled revenue	$38,913	$39,482
Advances and progress billings	(30,765)	(30,687)
Net unbilled receivables	$8,148	$8,795
On April 2, 2023, and December 31, 2022, net unbilled receivables included $1.4 billion and $1.7 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, had been experiencing an unbilled receivable build-up since 2021. Based on ongoing discussions with the customer and continued successful program activity, the customer resumed payments on the contract in the first quarter of 2023.

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
Inventories consisted of the following:

	April 2, 2023	December 31, 2022
Work in process	$4,734	$4,182
Raw materials	2,214	2,072
Finished goods	20	17
Pre-owned aircraft	38	51
Total inventories	$7,006	$6,322
The increase in total inventories during the three-month period ended April 2, 2023, was due primarily to the ramp-up in production of new Gulfstream aircraft models, including the G700 in anticipation of its certification from the U.S. Federal Aviation Administration in the summer of 2023, as well as increased production of in-service aircraft reflecting strong customer demand. Customer deposits associated with firm orders for these aircraft, which are reflected in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, have correspondingly increased.

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2022 (a)	$3,019	$297	$2,766	$14,252	$20,334
Acquisitions (b)	—	—	—	8	8
Other (c)	30	—	11	3	44
April 2, 2023 (a)	$3,049	$297	$2,777	$14,263	$20,386
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	April 2, 2023			December 31, 2022
Contract and program intangible assets (b)	$3,249	$(1,735)	$1,514	$3,247	$(1,688)	$1,559
Trade names and trademarks	503	(256)	247	496	(248)	248
Technology and software	65	(50)	15	64	(48)	16
Other intangible assets	64	(64)	—	64	(63)	1
Total intangible assets	$3,881	$(2,105)	$1,776	$3,871	$(2,047)	$1,824
(a)Changes in gross carrying amounts consisted primarily of foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $53 and $50 for the three-month periods ended April 2, 2023, and April 3, 2022, respectively.

H. DEBT
Debt consisted of the following:

		April 2, 2023	December 31, 2022
Fixed-rate notes due:	Interest rate:
May 2023	3.375%	$750	$750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	91	90
Total debt principal		10,591	10,590
Less unamortized debt issuance costs and discounts		89	94
Total debt		10,502	10,496
Less current portion		1,257	1,253
Long-term debt		$9,245	$9,243
On April 2, 2023, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on April 2, 2023.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	April 2, 2023	December 31, 2022

Salaries and wages	$909	$1,116
Dividends payable	363	347
Lease liabilities	275	288
Workers’ compensation	228	215
Retirement benefits	102	38
Other	1,385	1,250
Total other current liabilities	$3,262	$3,254

Customer deposits on commercial contracts	$2,447	$2,175
Retirement benefits	2,273	2,453
Lease liabilities	1,321	1,330
Other	2,239	2,475
Total other liabilities	$8,280	$8,433

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion on April 2, 2023. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of April 2, 2023, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended April 2, 2023, and April 3, 2022, were as follows:

Three Months Ended	April 2, 2023	April 3, 2022
Beginning balance	$603	$641
Warranty expense	16	21
Payments	(23)	(33)
Adjustments	4	—
Ending balance	$600	$629

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors (Board), from time to time, authorizes management to repurchase outstanding shares of our common stock on the open market. In the three-month period ended April 2, 2023, we repurchased 0.4 million of our outstanding shares for $90. On April 2, 2023, 6.3 million shares remained authorized by our Board for repurchase, representing 2.3% of our total shares outstanding. We repurchased 1.3 million shares for $292 in the three-month period ended April 3, 2022.
Dividends per Share. Our Board declared dividends per share of $1.32 and $1.26 for the three-month periods ended April 2, 2023, and April 3, 2022, respectively. We paid cash dividends of $345 and $330 for the three-month periods ended April 2, 2023, and April 3, 2022, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2022	$4	$260	$(2,416)	$(2,152)
Other comprehensive income, pretax	(7)	91	173	257
Provision for income tax, net	1	—	(36)	(35)
Other comprehensive income, net of tax	(6)	91	137	222
April 2, 2023	$(2)	$351	$(2,279)	$(1,930)

December 31, 2021	$144	$538	$(2,602)	$(1,920)
Other comprehensive income, pretax	(54)	62	42	50
Benefit for income tax, net	14	—	(9)	5
Other comprehensive income, net of tax	(40)	62	33	55
April 3, 2022	$104	$600	$(2,569)	$(1,865)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and included pretax recognized net actuarial losses and amortization of prior service credit. See Note O for these amounts, which are included in our net periodic pension and other post-retirement benefit cost (credit).

L. SEGMENT INFORMATION
We have four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.
Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Aerospace	$1,892	$1,903	$229	$243
Marine Systems	2,992	2,651	211	211
Combat Systems	1,756	1,675	245	227
Technologies	3,241	3,163	299	298
Corporate (b)	—	—	(46)	(71)
Total	$9,881	$9,392	$938	$908
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
We did not have any significant non-financial assets or liabilities measured at fair value on April 2, 2023, or December 31, 2022.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on April 2, 2023, and December 31, 2022, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	April 2, 2023
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$12	$12	$4	$8	$—
Available-for-sale debt securities	127	127	—	127	—
Commingled equity funds	44	44	44	—	—
Commingled fixed-income funds	5	5	5	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	93	93	—	93	—
Cash flow hedge liabilities	(58)	(58)	—	(58)	—
Measured at amortized cost:
Short- and long-term debt principal	(10,591)	(9,986)	—	(9,986)	—

	December 31, 2022
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$7	$7	$—	$7	$—
Available-for-sale debt securities	107	107	—	107	—
Commingled equity funds	42	42	42	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(67)	(67)	—	(67)	—
Measured at amortized cost:
Short- and long-term debt principal	(10,590)	(9,773)	—	(9,773)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 2, 2023, and December 31, 2022, we held $2 billion and $1.2 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On April 2, 2023, and December 31, 2022, we held marketable securities in trust of $188 and $162, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $5.6 billion and $6.9 billion on April 2, 2023, and December 31, 2022, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three-month periods ended April 2, 2023, and April 3, 2022. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three-month periods ended April 2, 2023, and April 3, 2022, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on April 2, 2023, and December 31, 2022.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 2, 2023, and April 3, 2022. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended April 2, 2023, and April 3, 2022.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three-month periods ended April 2, 2023, and April 3, 2022, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Service cost	$17	$26	$1	$1
Interest cost	163	100	7	5
Expected return on plan assets	(207)	(228)	(8)	(8)
Net actuarial loss (gain)	183	54	(8)	(4)
Prior service (credit) cost	(4)	(5)	1	—
Net periodic benefit cost (credit)	$152	$(53)	$(7)	$(6)
Our contractual arrangements with the U.S. government provide for the recovery of pension and other post-retirement benefit costs related to employees working on government contracts. The amount allocated to U.S. government contracts is determined in accordance with the Federal Acquisition Regulation (FAR) and Cost Accounting Standards (CAS), which may result in a timing difference with the amount determined under GAAP. We defer this difference on the Consolidated Balance Sheet. At this time, the amount allocated to contracts exceeds cumulative benefit costs, resulting in a deferred credit that is reported in other noncurrent liabilities. To the extent there is a non-service component of net periodic benefit cost (credit) for our defined benefit plans, it is reported in other income (expense) in the Consolidated Statement of Earnings.

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
Our company is organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business jet aircraft and related services. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

BUSINESS ENVIRONMENT
The disruptions caused by the coronavirus (COVID-19) pandemic and the ongoing conflict in Ukraine continue to impact global economies and businesses. The impact primarily affecting our business is supply chain challenges, including inflationary pressures. In our Aerospace segment, supply chain challenges have paced our ability to ramp up production in response to strong customer demand for our aircraft. Within our defense segments, the COVID-19 pandemic resulted in supply chain challenges, which we continue to experience, particularly in our Marine Systems (especially in the submarine supply chain) and Technologies segments. The Russia-Ukraine conflict has created additional demand for our products and services, particularly in our Combat Systems segment, though the timing and extent of incremental contract activity resulting from that demand remains uncertain.
Any longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact. The Review of Operating Segments includes information on these global events for the affected segments.

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

CONSOLIDATED OVERVIEW

Three Months Ended	April 2, 2023	April 3, 2022	Variance
Revenue	$9,881	$9,392	$489	5.2%
Operating costs and expenses	(8,943)	(8,484)	(459)	5.4%
Operating earnings	938	908	30	3.3%
Operating margin	9.5%	9.7%
Our consolidated revenue increased in the first quarter of 2023 due to higher volume across our defense segments, primarily in U.S. Navy ship construction. Operating earnings increased in the three-month period, but were negatively impacted by program mix and supply chain-driven cost pressure that resulted in a 20 basis-point decrease in operating margin.

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
AEROSPACE

Three Months Ended	April 2, 2023	April 3, 2022	Variance
Revenue	$1,892	$1,903	$(11)	(0.6)%
Operating earnings	229	243	(14)	(5.8)%
Operating margin	12.1%	12.8%
Gulfstream aircraft deliveries (in units)	21	25	(4)	(16.0)%
Operating Results
The change in the Aerospace segment’s revenue in the first quarter of 2023 consisted of the following:

Aircraft manufacturing	$(111)
Aircraft services	100
Total decrease	$(11)

Aircraft manufacturing revenue was down in the first quarter of 2023 due to fewer large-cabin aircraft deliveries. This decrease was offset largely by an increase in demand for aircraft services, particularly maintenance and fixed-based operator (FBO) services, as customer flight activity remained at elevated levels during the quarter.
The change in the segment’s operating earnings in the first quarter of 2023 consisted of the following:

Aircraft manufacturing	$(38)
Aircraft services	15
G&A/other expenses	9
Total decrease	$(14)
Aircraft manufacturing operating earnings were down in the first quarter of 2023 due primarily to the number and mix of deliveries and higher production costs resulting from supply chain challenges. This decrease was offset partially by higher operating earnings from aircraft services driven by volume, and by lower G&A/other expenses. In total, the Aerospace segment’s operating margin decreased 70 basis points in the first quarter of 2023 compared with the prior-year period.
MARINE SYSTEMS

Three Months Ended	April 2, 2023	April 3, 2022	Variance
Revenue	$2,992	$2,651	$341	12.9%
Operating earnings	211	211	—	—%
Operating margin	7.1%	8.0%
Operating Results
The increase in the Marine Systems segment’s revenue in the first quarter of 2023 consisted of the following:

U.S. Navy ship construction	$233
U.S. Navy ship engineering, repair and other services	108
Total increase	$341
Revenue from U.S. Navy ship construction and engineering was up due primarily to increased volume on the Columbia-class submarine program. Overall, the Marine Systems segment’s operating margin decreased 90 basis points due to supply chain impacts to the Virginia-class submarine schedule.
COMBAT SYSTEMS

Three Months Ended	April 2, 2023	April 3, 2022	Variance
Revenue	$1,756	$1,675	$81	4.8%
Operating earnings	245	227	18	7.9%
Operating margin	14.0%	13.6%

Operating Results
The increase in the Combat Systems segment’s revenue in the first quarter of 2023 consisted of the following:

U.S. military vehicles	$62
Weapons systems and munitions	16
International military vehicles	3
Total increase	$81
Revenue from U.S. military vehicles increased in the first quarter of 2023 due to higher volume on Mobile Protected Firepower (MPF) and Stryker vehicles, particularly the maneuver short-range air defense (M-SHORAD) variant. Weapons systems and munitions revenue was up due to increased artillery production.
The strengthening of the U.S. dollar against the Canadian dollar, euro and British pound compared with the prior-year period has negatively impacted the Combat Systems segment’s results, specifically the translation of our international revenue from local currencies into U.S. dollars. Had foreign exchange rates in the first quarter of 2023 held constant from the same period in 2022, the Combat Systems segment’s revenue would have increased 7.1% in the first quarter of 2023 compared to the prior-year period.
Overall, the Combat Systems segment’s operating margin increased 40 basis points in the first quarter of 2023.
TECHNOLOGIES

Three Months Ended	April 2, 2023	April 3, 2022	Variance
Revenue	$3,241	$3,163	$78	2.5%
Operating earnings	299	298	1	0.3%
Operating margin	9.2%	9.4%
Operating Results
The increase in the Technologies segment’s revenue in the first quarter of 2023 consisted of the following:

C5ISR* solutions	$49
Information technology (IT) services	29
Total increase	$78
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue was up due to increased demand across the business and the acquisition of a C5ISR solutions business in the third quarter of 2022. The Technologies segment’s operating margin decreased 20 basis points due to program mix.

CORPORATE
Corporate operating costs totaled $46 in the first quarter of 2023 compared with $71 in the first quarter of 2022 and consisted primarily of equity-based compensation expense. The decrease was due primarily to timing of expense recognition.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	April 2, 2023	April 3, 2022	Variance
Revenue	$5,513	$5,209	$304	5.8%
Operating costs	(4,641)	(4,312)	(329)	7.6%
The increase in product revenue in the first quarter of 2023 consisted of the following:

Ship construction	$233
Military vehicle production	118
Aircraft manufacturing	(111)
Other, net	64
Total increase	$304
Ship construction revenue increased due to higher volume on the Columbia-class submarine program. Military vehicle production revenue was up due primarily to higher volume on the U.S. Army’s MPF and Stryker programs. These increases were offset partially by lower revenue from aircraft manufacturing due to fewer large-cabin aircraft deliveries. In the first quarter of 2023, product operating costs increased at a higher rate than revenue due primarily to supply chain impacts to the Virginia-class submarine schedule.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	April 2, 2023	April 3, 2022	Variance
Revenue	$4,368	$4,183	$185	4.4%
Operating costs	(3,716)	(3,546)	(170)	4.8%
The increase in service revenue in the first quarter of 2023 consisted of the following:

Ship services	$108
Aircraft services	100
Other, net	(23)
Total increase	$185
Ship services revenue increased in the first quarter of 2023 due to a higher volume of engineering work on the Columbia-class submarine program. Aircraft services revenue increased due to additional maintenance work and FBO activity. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.

G&A EXPENSES
As a percentage of revenue, G&A expenses were 5.9% in the first three months of 2023 compared with 6.7% in the first three months of 2022, which included the accelerated recognition of equity-based compensation expense.
OTHER, NET
Net other income was $33 in the first three months of 2023 compared with $39 in the first three months of 2022 and represents primarily the non-service components of pension and other post-retirement benefits.
INTEREST, NET
Net interest expense was $91 in the first three months of 2023 compared with $98 in the prior-year period, reflecting the repayment of debt in the fourth quarter of 2022. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17% in the first three months of 2023 compared with 14% in the prior-year period. The lower effective tax rate in the first quarter of 2022 reflected a variety of factors, including the impact of tax benefits from equity-based compensation.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $89.8 billion at the end of the first quarter of 2023 compared with $91.1 billion on December 31, 2022. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $128.4 billion on April 2, 2023.

The following table details the backlog and estimated potential contract value of each segment at the end of the first quarter of 2023 and fourth quarter of 2022:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	April 2, 2023
Aerospace	$18,853	$484	$19,337	$804	$20,141
Marine Systems	34,848	8,759	43,607	3,499	47,106
Combat Systems	13,953	143	14,096	5,599	19,695
Technologies	9,465	3,320	12,785	28,637	41,422
Total	$77,119	$12,706	$89,825	$38,539	$128,364

	December 31, 2022
Aerospace	$19,077	$439	$19,516	$685	$20,201
Marine Systems	26,246	19,453	45,699	3,672	49,371
Combat Systems	12,726	525	13,251	5,364	18,615
Technologies	9,100	3,571	12,671	26,889	39,560
Total	$67,149	$23,988	$91,137	$36,610	$127,747

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the first quarter of 2023 with backlog of $19.3 billion.
The Aerospace segment’s book-to-bill ratio (orders divided by revenue) was 0.9-to-1 in the first quarter of 2023. Aircraft orders were solid until two regional banks failed in March 2023. This created a pause in the market for about three weeks late in the quarter. Normal activity returned early in the second quarter.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On April 2, 2023, estimated potential contract value in the Aerospace segment was $804.

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
Total backlog in our defense segments was $70.5 billion on April 2, 2023. In the first quarter of 2023, the Combat Systems and Technologies segments achieved book-to-bill ratios of 1.5-to-1 and 1-to-1, respectively. Estimated potential contract value in our defense segments was $37.7 billion on April 2, 2023, up 5% from $35.9 billion on December 31, 2022. We received the following significant contract awards during the first quarter of 2023:
MARINE SYSTEMS
•$215 from the U.S. Navy for maintenance and modernization work on the USS Anchorage and USS Arlington, San Antonio-class amphibious transport docks.
•$45 from the Navy for maintenance and modernization work on the USS Sampson, an Arleigh Burke-class (DDG-51) guided-missile destroyer.
•$25 from the Navy to provide Trident II Strategic Weapon System Trainer Facility kits and engineering support services.
COMBAT SYSTEMS
•$285 from the U.S. Army to establish additional capacity for 155mm artillery projectile metal parts production. The contract has a maximum potential value of $1.3 billion.
•$350 from the Army to upgrade Abrams main battle tanks to the system enhancement package version 3 (SEPv3) configuration and provide system and sustainment technical support services for the Abrams program.
•$305 to produce light armored vehicles (LAVs) and provide the associated spares and logistics support services for Colombia.
•$255 for various munitions and ordnance.
•$210 from the Army to provide spare parts and inventory management and support services for the Stryker wheeled combat vehicle program.
•$205 to produce Abrams main battle tanks in the SEPv3 configuration for Poland, bringing the total firm backlog for the program to $1.1 billion.
•$65 to produce Stryker infantry carrier vehicles for North Macedonia. The contract has a maximum potential value of $145.
TECHNOLOGIES
•An IDIQ contract to provide full spectrum security support services to protect mission critical infrastructure for the U.S. Air Force. The contract has a maximum potential value of $4.5 billion between two awardees.
•$130 to provide flight simulation and training services for the Army. The contract has a maximum potential value of $1.7 billion.

•An IDIQ contract to provide sustainment services, spare parts and obsolescence risk management services, and system readiness for the Army’s Prophet Enhanced sensor systems. The contract has a maximum potential value of $480.
•$400 for several key classified contracts.
•Two IDIQ contracts from the U.S. Environmental Protection Agency to provide technical, research and support services to enable the agency’s critical environmental and climate initiatives. These contracts have a maximum potential value of $380.
•$135 from the Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide intelligence information sharing capabilities.
•$115 to provide global enterprise and digital modernization services under the Southern Command’s (SOUTHCOM) Cyber Information Technology Enterprise Services (SCITES) contract.
•$105 to provide enterprise IT, communications and mission command support services to U.S. Army Europe.
•$100 from the North Carolina Department of Health and Human Services in support of its Medicaid management information system.
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
We ended the first quarter of 2023 with a cash and equivalents balance of $2 billion compared with $1.2 billion at the end of 2022. The following is a discussion of our major operating, investing and financing activities in the first three months of 2023 and 2022, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Three Months Ended	April 2, 2023	April 3, 2022
Net cash provided by operating activities	$1,462	$1,968
Net cash used by investing activities	(190)	(147)
Net cash used by financing activities	(475)	(517)

OPERATING ACTIVITIES
Cash provided by operating activities was $1.5 billion in the first three months of 2023 compared with $2 billion in the same period in 2022. The primary driver of cash inflows in both periods was net earnings. Cash flows in both periods were affected positively by an increase in customer deposits driven by Gulfstream aircraft orders and a decrease in unbilled receivables due to the receipt of progress payments on large international vehicle contracts in our Combat Systems segment.

INVESTING ACTIVITIES
Cash used by investing activities was $190 in the first three months of 2023 compared with $147 in the same period in 2022. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $161 in the first three months of 2023 compared with $141 in the same period in 2022.

FINANCING ACTIVITIES
Cash used by financing activities was $475 in the first three months of 2023 compared with $517 in the same period in 2022. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 8, 2023, our board of directors (Board) declared an increased quarterly dividend of $1.32 per share, the 26th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.26 per share in March 2022. Cash dividends paid were $345 in the first three months of 2023 compared with $330 in the same period in 2022.
Our Board from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $90 and $294 in the first three months of 2023 and 2022, respectively, to repurchase our outstanding shares. On April 2, 2023, 6.3 million shares remained authorized by our Board for repurchase, representing 2.3% of our total shares outstanding.
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
On April 2, 2023, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Three Months Ended	April 2, 2023	April 3, 2022
Net cash provided by operating activities	$1,462	$1,968
Capital expenditures	(161)	(141)
Free cash flow	$1,301	$1,827
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	200%	270%
Free cash flow	178%	250%

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

Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $77 ($0.22) and $105 ($0.30) for the three-month periods ended April 2, 2023, and April 3, 2022, respectively. While no adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 2, 2023, or April 3, 2022, our Marine Systems segment’s first-quarter 2023 results were affected negatively by supply chain impacts to the Virginia-class submarine schedule.
Other critical accounting policies and estimates include long-lived assets and goodwill, commitments and contingencies, and retirement plans. For a full discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Under the relevant indenture, the guarantee of each guarantor is limited to the maximum amount that can be guaranteed without rendering the guarantee voidable under applicable laws relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. Each indenture also provides that, in the event (1) of a merger, consolidation or sale or disposition of all or substantially all of the assets of a guarantor (other than a transaction with the parent or any of its subsidiaries) or (2) there occurs a transfer, sale or other disposition of the voting stock of a guarantor so that the guarantor is no longer a subsidiary of the parent, then the guarantor or the entity acquiring the assets (in the event of a sale or other disposition of all or substantially all of the assets of a guarantor) will be released and relieved of any obligations under the guarantee.
The following summarized financial information presents the parent and guarantors (collectively, the combined obligor group) on a combined basis. The summarized financial information of the combined obligor group excludes net investment in and earnings of subsidiaries related to interests held by the combined obligor group in subsidiaries that are not guarantors of the notes.

STATEMENT OF EARNINGS INFORMATION

	Three Months Ended April 2, 2023	Year Ended December 31, 2022
Revenue	$3,771	$14,246
Operating costs and expenses, excluding G&A	(3,337)	(12,310)
Net earnings	166	840
BALANCE SHEET INFORMATION

	April 2, 2023	December 31, 2022
Cash and equivalents	$1,015	$540
Other current assets	4,141	4,279
Noncurrent assets	4,146	4,164
Total assets	$9,302	$8,983

Short-term debt and current portion of long-term debt	$1,254	$1,250
Other current liabilities	2,975	3,392
Long-term debt	9,189	9,189
Other noncurrent liabilities	3,456	3,814
Total liabilities	$16,874	$17,645
The summarized balance sheet information presented above includes the funded status of the company’s primary qualified U.S. government pension plans as the parent has the ultimate obligation for the plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 2, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 2, 2023, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “forecasts,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements, we rely on assumptions and analyses based on our experience and perception of historical trends; current conditions and expected future developments; and other factors, estimates and judgments we consider reasonable and appropriate based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve factors, risks and uncertainties that are difficult to predict. Actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These factors include, among others:
•general U.S. and international political and economic conditions;
•decreases in U.S. government defense spending or changing priorities within the defense budget;
•termination of government contracts due to unilateral government action;
•differences in anticipated and actual program performance, including the ability to perform within estimated costs, and performance issues with key suppliers;
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
All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to General Dynamics or any person acting on our behalf are qualified by the cautionary statements in this section. We do not undertake any obligation to update or publicly release revisions to any forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report. These factors may be revised or supplemented in future SEC filings.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note J to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
1/1/23-1/29/23	—	$—	—	6,709,278
1/30/23-2/26/23	—	—	—	6,709,278
2/27/23-4/2/23	406,054	220.61	406,054	6,303,224

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
1/1/23-1/29/23	849	247.87
1/30/23-2/26/23	—	—
2/27/23-4/2/23	153,257	231.91
	560,160	$223.74
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2023.

ITEM 6. EXHIBITS
10.1*    Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
10.2*    Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
10.3*    Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
22    Subsidiary Guarantors (incorporated herein by reference from Exhibit 22 to the company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023)
31.1    Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2    Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS    Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated: April 26, 2023