Form 10-Q
period 2023-07-02
GENERAL DYNAMICS CORP
filed 2023-07-26
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
273,042,571 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 2, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 2, 2023	July 3, 2022
Revenue:
Products	$5,797	$5,057
Services	4,355	4,132
	10,152	9,189
Operating costs and expenses:
Products	(4,915)	(4,169)
Services	(3,670)	(3,428)
General and administrative (G&A)	(605)	(614)
	(9,190)	(8,211)
Operating earnings	962	978
Other, net	13	40
Interest, net	(89)	(95)
Earnings before income tax	886	923
Provision for income tax, net	(142)	(157)
Net earnings	$744	$766

Earnings per share
Basic	$2.72	$2.77
Diluted	$2.70	$2.75
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 2, 2023	July 3, 2022
Revenue:
Products	$11,310	$10,266
Services	8,723	8,315
	20,033	18,581
Operating costs and expenses:
Products	(9,556)	(8,481)
Services	(7,386)	(6,974)
G&A	(1,191)	(1,240)
	(18,133)	(16,695)
Operating earnings	1,900	1,886
Other, net	46	79
Interest, net	(180)	(193)
Earnings before income tax	1,766	1,772
Provision for income tax, net	(292)	(276)
Net earnings	$1,474	$1,496

Earnings per share
Basic	$5.39	$5.41
Diluted	$5.34	$5.35
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net earnings	$744	$766	$1,474	$1,496
Changes in unrealized cash flow hedges	(12)	(102)	(19)	(156)
Foreign currency translation adjustments	100	(251)	191	(189)
Changes in retirement plans’ funded status	184	47	357	89
Other comprehensive income (loss), pretax	272	(306)	529	(256)
(Provision) benefit for income tax, net	(37)	18	(72)	23
Other comprehensive income (loss), net of tax	235	(288)	457	(233)
Comprehensive income	$979	$478	$1,931	$1,263
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	July 2, 2023	December 31, 2022

ASSETS
Current assets:
Cash and equivalents	$1,154	$1,242
Accounts receivable	3,167	3,008
Unbilled receivables	8,291	8,795
Inventories	7,642	6,322
Other current assets	1,571	1,696
Total current assets	21,825	21,063
Noncurrent assets:
Property, plant and equipment, net	5,947	5,900
Intangible assets, net	1,732	1,824
Goodwill	20,443	20,334
Other assets	2,609	2,464
Total noncurrent assets	30,731	30,522
Total assets	$52,556	$51,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$508	$1,253
Accounts payable	3,365	3,398
Customer advances and deposits	8,628	7,436
Other current liabilities	3,185	3,254
Total current liabilities	15,686	15,341
Noncurrent liabilities:
Long-term debt	9,247	9,243
Other liabilities	8,145	8,433
Commitments and contingencies (see Note J)
Total noncurrent liabilities	17,392	17,676
Shareholders’ equity:
Common stock	482	482
Surplus	3,614	3,556
Retained earnings	38,154	37,403
Treasury stock	(21,077)	(20,721)
Accumulated other comprehensive loss	(1,695)	(2,152)
Total shareholders’ equity	19,478	18,568
Total liabilities and shareholders’ equity	$52,556	$51,585
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 2, 2023	July 3, 2022
Cash flows from operating activities – continuing operations:
Net earnings	$1,474	$1,496
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	297	278
Amortization of intangible and finance lease right-of-use assets	136	147
Equity-based compensation expense	87	120
Deferred income tax benefit	(154)	(218)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(159)	(172)
Unbilled receivables	513	695
Inventories	(1,264)	(816)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(33)	(29)
Customer advances and deposits	1,286	1,402
Other, net	10	(276)
Net cash provided by operating activities	2,193	2,627
Cash flows from investing activities:
Capital expenditures	(373)	(365)
Other, net	(31)	—
Net cash used by investing activities	(404)	(365)
Cash flows from financing activities:
Repayment of fixed-rate notes	(750)	—
Dividends paid	(705)	(679)
Purchases of common stock	(378)	(1,094)
Other, net	(42)	110
Net cash used by financing activities	(1,875)	(1,663)
Net cash (used) provided by discontinued operations	(2)	21
Net (decrease) increase in cash and equivalents	(88)	620
Cash and equivalents at beginning of period	1,242	1,603
Cash and equivalents at end of period	$1,154	$2,223
Supplemental cash flow information:
Income tax payments, net	$(327)	$(565)
Interest payments	$(195)	$(191)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
April 2, 2023	$482	$3,562	$37,769	$(20,796)	$(1,930)	$19,087
Net earnings	—	—	744	—	—	744
Cash dividends declared	—	—	(359)	—	—	(359)
Equity-based awards	—	52	—	7	—	59
Shares purchased	—	—	—	(288)	—	(288)
Other comprehensive income	—	—	—	—	235	235
July 2, 2023	$482	$3,614	$38,154	$(21,077)	$(1,695)	$19,478

April 3, 2022	$482	$3,434	$35,800	$(19,837)	$(1,865)	$18,014
Net earnings	—	—	766	—	—	766
Cash dividends declared	—	—	(348)	—	—	(348)
Equity-based awards	—	32	—	10	—	42
Shares purchased	—	—	—	(805)	—	(805)
Other comprehensive loss	—	—	—	—	(288)	(288)
July 3, 2022	$482	$3,466	$36,218	$(20,632)	$(2,153)	$17,381

	Six Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2022	$482	$3,556	$37,403	$(20,721)	$(2,152)	$18,568
Net earnings	—	—	1,474	—	—	1,474
Cash dividends declared	—	—	(723)	—	—	(723)
Equity-based awards	—	58	—	22	—	80
Shares purchased	—	—	—	(378)	—	(378)
Other comprehensive income	—	—	—	—	457	457
July 2, 2023	$482	$3,614	$38,154	$(21,077)	$(1,695)	$19,478

December 31, 2021	$482	$3,278	$35,420	$(19,619)	$(1,920)	$17,641
Net earnings	—	—	1,496	—	—	1,496
Cash dividends declared	—	—	(698)	—	—	(698)
Equity-based awards	—	188	—	84	—	272
Shares purchased	—	—	—	(1,097)	—	(1,097)
Other comprehensive loss	—	—	—	—	(233)	(233)
July 3, 2022	$482	$3,466	$36,218	$(20,632)	$(2,153)	$17,381
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 2, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 2, 2023, and July 3, 2022.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	July 2, 2023	December 31, 2022
PP&E	$12,603	$12,292
Accumulated depreciation	(6,656)	(6,392)
PP&E, net	$5,947	$5,900

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 80% and 81% of our revenue for the three- and six-month periods ended July 2, 2023, respectively, and 80% of our revenue for the three- and six-month periods ended July 3, 2022. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 20% and 19% of our revenue for the three- and six-month periods ended July 2, 2023, respectively, and 20% of our revenue for the three- and six-month periods ended July 3, 2022. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On July 2, 2023, we had $91.4 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 53% of our remaining performance obligations as revenue by year-end 2024, an additional 31% by year-end 2026 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenue	$58	$112	$152	$219
Operating earnings	10	101	87	206
Diluted earnings per share	$0.03	$0.29	$0.25	$0.58
While no adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 2, 2023, or July 3, 2022, our Marine Systems segment’s 2023 results were affected negatively by supply chain impacts to the Virginia-class submarine schedule and cost growth on the Arleigh Burke-class (DDG-51) guided-missile destroyer program, offset partially by improved performance on the John Lewis-class (T-AO-205) fleet replenishment oiler program.
Our Virginia-class submarine contracts include provisions for various equitable adjustments, which is a process for obtaining contract modifications (see discussion above on variable consideration). We have included in our contract estimates additional revenue on the Virginia-class contract for the estimated value of these adjustments. It is reasonably possible that the actual amount sustained in this process could be less than our estimate, which could have a material unfavorable impact on our results of operations.

Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Aircraft manufacturing	$1,216	$1,112	$2,367	$2,374
Aircraft services	737	755	1,478	1,396
Total Aerospace	1,953	1,867	3,845	3,770
Nuclear-powered submarines	2,122	1,710	4,159	3,472
Surface ships	638	611	1,319	1,204
Repair and other services	299	330	573	626
Total Marine Systems	3,059	2,651	6,051	5,302
Military vehicles	1,280	1,084	2,427	2,179
Weapons systems, armament and munitions	473	418	911	834
Engineering and other services	171	164	342	328
Total Combat Systems	1,924	1,666	3,680	3,341
Information technology (IT) services	2,127	2,010	4,296	4,150
C5ISR* solutions	1,089	995	2,161	2,018
Total Technologies	3,216	3,005	6,457	6,168
Total revenue	$10,152	$9,189	$20,033	$18,581
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended July 2, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,697	$1,609	$1,684	$1,374	$6,364
Cost-reimbursement	—	1,449	222	1,383	3,054
Time-and-materials	256	1	18	459	734
Total revenue	$1,953	$3,059	$1,924	$3,216	$10,152
Three Months Ended July 3, 2022
Fixed-price	$1,614	$1,609	$1,441	$1,286	$5,950
Cost-reimbursement	—	1,042	211	1,256	2,509
Time-and-materials	253	—	14	463	730
Total revenue	$1,867	$2,651	$1,666	$3,005	$9,189

Six Months Ended July 2, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$3,329	$3,174	$3,212	$2,827	$12,542
Cost-reimbursement	—	2,876	431	2,710	6,017
Time-and-materials	516	1	37	920	1,474
Total revenue	$3,845	$6,051	$3,680	$6,457	$20,033
Six Months Ended July 3, 2022
Fixed-price	$3,287	$3,210	$2,906	$2,624	$12,027
Cost-reimbursement	—	2,092	408	2,584	5,084
Time-and-materials	483	—	27	960	1,470
Total revenue	$3,770	$5,302	$3,341	$6,168	$18,581
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

Revenue by customer was as follows:

Three Months Ended July 2, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$54	$3,029	$941	$1,867	$5,891
Non-DoD	—	—	3	1,178	1,181
Foreign military sales (FMS)	21	29	159	10	219
Total U.S. government	75	3,058	1,103	3,055	7,291
U.S. commercial	985	1	55	48	1,089
Non-U.S. government	142	—	733	92	967
Non-U.S. commercial	751	—	33	21	805
Total revenue	$1,953	$3,059	$1,924	$3,216	$10,152
Three Months Ended July 3, 2022
U.S. government:
DoD	$80	$2,620	$940	$1,667	$5,307
Non-DoD	—	—	3	1,178	1,181
FMS	49	29	50	6	134
Total U.S. government	129	2,649	993	2,851	6,622
U.S. commercial	1,088	1	60	53	1,202
Non-U.S. government	179	1	590	93	863
Non-U.S. commercial	471	—	23	8	502
Total revenue	$1,867	$2,651	$1,666	$3,005	$9,189

Six Months Ended July 2, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$195	$5,978	$1,875	$3,740	$11,788
Non-DoD	—	1	5	2,370	2,376
FMS	39	70	292	19	420
Total U.S. government	234	6,049	2,172	6,129	14,584
U.S. commercial	2,183	1	106	102	2,392
Non-U.S. government	250	1	1,352	192	1,795
Non-U.S. commercial	1,178	—	50	34	1,262
Total revenue	$3,845	$6,051	$3,680	$6,457	$20,033
Six Months Ended July 3, 2022
U.S. government:
DoD	$160	$5,225	$1,795	$3,418	$10,598
Non-DoD	—	1	5	2,421	2,427
FMS	82	73	119	16	290
Total U.S. government	242	5,299	1,919	5,855	13,315
U.S. commercial	2,198	1	105	103	2,407
Non-U.S. government	299	2	1,275	195	1,771
Non-U.S. commercial	1,031	—	42	15	1,088
Total revenue	$3,770	$5,302	$3,341	$6,168	$18,581

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended July 2, 2023, were not materially impacted by any other factors.
Revenue recognized for the three- and six-month periods ended July 2, 2023, and July 3, 2022, that was included in the contract liability balance at the beginning of each year was $949 and $2.7 billion, and $865 and $2.6 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Basic weighted average shares outstanding	273,137	276,267	273,570	276,670
Dilutive effect of stock options and restricted stock/RSUs*	1,950	2,676	2,266	2,712
Diluted weighted average shares outstanding	275,087	278,943	275,836	279,382
*    Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 4,468 and 3,925 for the three- and six-month periods ended July 2, 2023, and 1,713 and 1,212 for the three- and six-month periods ended July 3, 2022, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	July 2, 2023	December 31, 2022
Deferred tax asset	$36	$39
Deferred tax liability	(603)	(685)
Net deferred tax liability	$(567)	$(646)
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on July 2, 2023, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	July 2, 2023	December 31, 2022
Unbilled revenue	$40,525	$39,482
Advances and progress billings	(32,234)	(30,687)
Net unbilled receivables	$8,291	$8,795
On July 2, 2023, and December 31, 2022, net unbilled receivables included $1.5 billion and $1.7 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, had been experiencing an unbilled receivable build-up since 2021. Based on ongoing discussions with the customer and continued successful program activity, the customer resumed payments on the contract in the first quarter of 2023.

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
Inventories consisted of the following:

	July 2, 2023	December 31, 2022
Work in process	$5,225	$4,182
Raw materials	2,358	2,072
Finished goods	21	17
Pre-owned aircraft	38	51
Total inventories	$7,642	$6,322
The increase in total inventories during the six-month period ended July 2, 2023, was due primarily to the ramp-up in production of new Gulfstream aircraft models, including the G700 in anticipation of its certification from the U.S. Federal Aviation Administration in the fourth quarter of 2023, as well as increased production of in-service aircraft reflecting strong customer demand. Customer deposits associated with firm orders for these aircraft, which are reflected in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, have correspondingly increased.
G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2022 (a)	$3,019	$297	$2,766	$14,252	$20,334
Acquisitions (b)	—	—	—	16	16
Other (c)	56	—	29	8	93
July 2, 2023 (a)	$3,075	$297	$2,795	$14,276	$20,443
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	July 2, 2023			December 31, 2022
Contract and program intangible assets (b)	$3,252	$(1,783)	$1,469	$3,247	$(1,688)	$1,559
Trade names and trademarks	511	(263)	248	496	(248)	248
Technology and software	65	(50)	15	64	(48)	16
Other intangible assets	64	(64)	—	64	(63)	1
Total intangible assets	$3,892	$(2,160)	$1,732	$3,871	$(2,047)	$1,824
(a)Changes in gross carrying amounts consisted primarily of adjustments for foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.

Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $47 and $100 for the three- and six-month periods ended July 2, 2023, and $49 and $99 for the three- and six-month periods ended July 3, 2022, respectively.

H. DEBT
Debt consisted of the following:

		July 2, 2023	December 31, 2022
Fixed-rate notes due:	Interest rate:
May 2023	3.375%	$—	$750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	90	90
Total debt principal		9,840	10,590
Less unamortized debt issuance costs and discounts		85	94
Total debt		9,755	10,496
Less current portion		508	1,253
Long-term debt		$9,247	$9,243
In May 2023, we repaid fixed-rate notes of $750 at the scheduled maturity using cash on hand. On July 2, 2023, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on July 2, 2023.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	July 2, 2023	December 31, 2022

Salaries and wages	$1,062	$1,116
Dividends payable	361	347
Lease liabilities	302	288
Workers’ compensation	242	215
Other	1,218	1,288
Total other current liabilities	$3,185	$3,254

Retirement benefits	$2,320	$2,453
Customer deposits on commercial contracts	2,269	2,175
Lease liabilities	1,428	1,330
Other	2,128	2,475
Total other liabilities	$8,145	$8,433

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion on July 2, 2023. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of July 2, 2023, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended July 2, 2023, and July 3, 2022, were as follows:

Six Months Ended	July 2, 2023	July 3, 2022
Beginning balance	$603	$641
Warranty expense	35	39
Payments	(47)	(63)
Adjustments	2	(8)
Ending balance	$593	$609

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors (Board), from time to time, authorizes management to repurchase outstanding shares of our common stock on the open market. In the six-month period ended July 2, 2023, we repurchased 1.8 million of our outstanding shares for $378 million. On July 2, 2023, 4.9 million shares remained authorized by our Board for repurchase, representing 1.8% of our total shares outstanding. We repurchased 4.9 million shares for $1.1 billion in the six-month period ended July 3, 2022.
Dividends per Share. Our Board declared dividends per share of $1.32 and $2.64 for the three- and six-month periods ended July 2, 2023, and $1.26 and $2.52 for the three- and six-month periods ended July 3, 2022, respectively. We paid cash dividends of $360 and $705 for the three- and six-month periods ended July 2, 2023, and $349 and $679 for the three- and six-month periods ended July 3, 2022, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2022	$4	$260	$(2,416)	$(2,152)
Other comprehensive income, pretax	(19)	191	357	529
Provision for income tax, net	4	—	(76)	(72)
Other comprehensive income, net of tax	(15)	191	281	457
July 2, 2023	$(11)	$451	$(2,135)	$(1,695)

December 31, 2021	$144	$538	$(2,602)	$(1,920)
Other comprehensive loss, pretax	(156)	(189)	89	(256)
Benefit for income tax, net	41	—	(18)	23
Other comprehensive loss, net of tax	(115)	(189)	71	(233)
July 3, 2022	$29	$349	$(2,531)	$(2,153)
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
Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Aerospace	$1,953	$1,867	$236	$238
Marine Systems	3,059	2,651	235	211
Combat Systems	1,924	1,666	251	245
Technologies	3,216	3,005	283	304
Corporate (b)	—	—	(43)	(20)
Total	$10,152	$9,189	$962	$978
Six Months Ended
Aerospace	$3,845	$3,770	$465	$481
Marine Systems	6,051	5,302	446	422
Combat Systems	3,680	3,341	496	472
Technologies	6,457	6,168	582	602
Corporate (b)	—	—	(89)	(91)
Total	$20,033	$18,581	$1,900	$1,886
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
We did not have any significant non-financial assets or liabilities measured at fair value on July 2, 2023, or December 31, 2022.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on July 2, 2023, and December 31, 2022, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	July 2, 2023
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$5	$5	$—	$5	$—
Available-for-sale debt securities	127	127	—	127	—
Commingled equity funds	48	48	48	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	110	110	—	110	—
Cash flow hedge liabilities	(57)	(57)	—	(57)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,840)	(9,104)	—	(9,104)	—

	December 31, 2022
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$7	$7	$—	$7	$—
Available-for-sale debt securities	107	107	—	107	—
Commingled equity funds	42	42	42	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(67)	(67)	—	(67)	—
Measured at amortized cost:
Short- and long-term debt principal	(10,590)	(9,773)	—	(9,773)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 2, 2023, and December 31, 2022, we held $1.2 billion in cash and equivalents, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On July 2, 2023, and December 31, 2022, we held marketable securities in trust of $186 and $162, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $6 billion and $6.9 billion on July 2, 2023, and December 31, 2022, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and six-month periods ended July 2, 2023, and July 3, 2022. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and six-month periods ended July 2, 2023, and July 3, 2022, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on July 2, 2023, and December 31, 2022.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 2, 2023, and July 3, 2022. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended July 2, 2023, and July 3, 2022.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three- and six-month periods ended July 2, 2023, and July 3, 2022, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$16	$26	$1	$2
Interest cost	162	100	8	5
Expected return on plan assets	(208)	(227)	(8)	(8)
Net actuarial loss (gain)	184	53	(8)	(5)
Prior service (credit) cost	(3)	(5)	—	1
Net periodic benefit cost (credit)	$151	$(53)	$(7)	$(5)
Six Months Ended
Service cost	$33	$52	$2	$3
Interest cost	325	200	15	10
Expected return on plan assets	(415)	(455)	(16)	(16)
Net actuarial loss (gain)	367	107	(16)	(9)
Prior service (credit) cost	(7)	(10)	1	1
Net periodic benefit cost (credit)	$303	$(106)	$(14)	$(11)
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

BUSINESS ENVIRONMENT
The disruptions caused by the coronavirus (COVID-19) pandemic and the ongoing conflict in Ukraine continue to impact global economies and businesses. The impact primarily affecting our business is supply chain challenges, including inflationary pressures. In our Aerospace segment, supply chain challenges have paced our ability to ramp up production in response to strong customer demand for our aircraft and have caused out-of-sequence manufacturing which increases costs and decreases operational efficiency. Within our defense segments, the COVID-19 pandemic resulted in supply chain challenges, which we continue to experience, particularly in our Marine Systems (especially in the submarine supply chain) and Technologies segments. The Russia-Ukraine conflict has created additional demand for our products and services, particularly in our Combat Systems segment, though the timing and extent of incremental contract activity resulting from that demand remains uncertain.
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

CONSOLIDATED OVERVIEW

Three Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$10,152	$9,189	$963	10.5%
Operating costs and expenses	(9,190)	(8,211)	(979)	11.9%
Operating earnings	962	978	(16)	(1.6)%
Operating margin	9.5%	10.6%
Six Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$20,033	$18,581	$1,452	7.8%
Operating costs and expenses	(18,133)	(16,695)	(1,438)	8.6%
Operating earnings	1,900	1,886	14	0.7%
Operating margin	9.5%	10.2%
Our consolidated revenue increased in the second quarter and first six months of 2023 due primarily to higher volume across our defense segments, driven by double-digit growth in U.S. Navy ship construction and international military vehicles. Operating margin decreased 110 basis points in the second quarter and 70 basis points in the first six months of 2023 compared with prior-year periods due to program mix and supply chain-driven cost pressure.

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

AEROSPACE

Three Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$1,953	$1,867	$86	4.6%
Operating earnings	236	238	(2)	(0.8)%
Operating margin	12.1%	12.7%
Gulfstream aircraft deliveries (in units)	24	22	2	9.1%
Six Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$3,845	$3,770	$75	2.0%
Operating earnings	465	481	(16)	(3.3)%
Operating margin	12.1%	12.8%
Gulfstream aircraft deliveries (in units)	45	47	(2)	(4.3)%
Operating Results
The increase in the Aerospace segment’s revenue in the second quarter and first six months of 2023 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$104	$(7)
Aircraft services	(18)	82
Total increase	$86	$75
Aircraft manufacturing revenue increased in the second quarter of 2023 due primarily to higher deliveries of ultra-large-cabin aircraft. A favorable mix of aircraft partially offset fewer deliveries in the first six months. Aircraft services revenue was up in the first six months of 2023 due primarily to increased demand for aircraft maintenance as customer flight activity remained at elevated levels. The growth in aircraft maintenance was offset by lower volume on aircraft completion projects in Basel, Switzerland, in the second quarter.
The change in the segment’s operating earnings in the second quarter and first six months of 2023 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$33	$(5)
Aircraft services	(9)	6
G&A/other expenses	(26)	(17)
Total decrease	$(2)	$(16)
Aircraft manufacturing operating earnings increased in the second quarter due to higher deliveries and the impact of customer accommodations in the second quarter of 2022 associated with a G500/G600 airworthiness directive. Aircraft manufacturing operating earnings were down in the first six months of 2023 due primarily to fewer aircraft deliveries and higher production costs resulting from supply chain challenges. Aircraft services operating earnings reflected the volume and mix of services in the second quarter and first six months of 2023. G&A/other expenses increased in the second quarter and first six months of 2023 due primarily to increased R&D expenses associated with ongoing product development efforts, particularly those related to the G700 certification.

In total, the Aerospace segment’s operating margin decreased 60 basis points in the second quarter and 70 basis points in the first six months of 2023 compared with the prior-year periods.
2023 Outlook
We expect the Aerospace segment’s 2023 revenue to be approximately $10.2 billion due to the certification and entry into service of the new G700 aircraft in the fourth quarter of 2023. We expect the segment’s operating margin to be approximately 14.1%.
MARINE SYSTEMS

Three Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$3,059	$2,651	$408	15.4%
Operating earnings	235	211	24	11.4%
Operating margin	7.7%	8.0%
Six Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$6,051	$5,302	$749	14.1%
Operating earnings	446	422	24	5.7%
Operating margin	7.4%	8.0%
Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2023 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$311	$544
U.S. Navy ship engineering, repair and other services	97	205
Total increase	$408	$749
Revenue from U.S. Navy ship construction and engineering was up in the second quarter and first six months of 2023 due primarily to increased volume on the Columbia-class submarine program. Overall, the Marine Systems segment’s operating margin decreased 30 basis points in the second quarter and 60 basis points in the first six months of 2023 due to supply chain impacts to the Virginia-class submarine schedule and cost growth on the Arleigh Burke-class (DDG-51) guided-missile destroyer program, offset partially by improved performance on the John Lewis-class (T-AO-205) fleet replenishment oiler program.
2023 Outlook
We expect the Marine Systems segment’s 2023 revenue to be approximately $11.8 billion with operating margin of approximately 7.6%.

COMBAT SYSTEMS

Three Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$1,924	$1,666	$258	15.5%
Operating earnings	251	245	6	2.4%
Operating margin	13.0%	14.7%
Six Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$3,680	$3,341	$339	10.1%
Operating earnings	496	472	24	5.1%
Operating margin	13.5%	14.1%
Operating Results
The increase in the Combat Systems segment’s revenue in the second quarter and first six months of 2023 consisted of the following:

	Second Quarter	Six Months
International military vehicles	$234	$237
Weapons systems and munitions	59	75
U.S. military vehicles	(35)	27
Total increase	$258	$339
Revenue from international military vehicles increased in the second quarter and first six months of 2023 due to higher volume on several wheeled and tracked vehicle contracts, including the sale of the Abrams main battle tank to U.S. allies and partners. Weapons systems and munitions revenue was up due to facility expansion efforts associated with increased artillery production. Revenue from U.S. military vehicles increased in the first six months of 2023 due primarily to higher volume on the U.S. Army’s M10 Booker Combat Vehicle (Booker) program (formerly known as Mobile Protected Firepower). In the second quarter, revenue on U.S. programs was down due to lower volume on the Abrams tank and Stryker vehicle programs.
Overall, the Combat Systems segment’s operating margin decreased 170 basis points in the second quarter and 60 basis points in the first six months of 2023 driven by contract mix in our U.S. business, including the artillery facilities expansion work that carries a lower margin.
2023 Outlook
We expect the Combat Systems segment’s 2023 revenue to be approximately $7.8 billion with operating margin of approximately 14.2%.

TECHNOLOGIES

Three Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$3,216	$3,005	$211	7.0%
Operating earnings	283	304	(21)	(6.9)%
Operating margin	8.8%	10.1%
Six Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$6,457	$6,168	$289	4.7%
Operating earnings	582	602	(20)	(3.3)%
Operating margin	9.0%	9.8%
Operating Results
The increase in the Technologies segment’s revenue in the second quarter and first six months of 2023 consisted of the following:

	Second Quarter	Six Months
Information technology (IT) services	$117	$146
C5ISR* solutions	94	143
Total increase	$211	$289
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue was up due to increased demand across the business and the acquisition of a C5ISR solutions business in the third quarter of 2022. The Technologies segment’s operating margin decreased 130 basis points in the second quarter and 80 basis points in the first six months of 2023 due to program mix.
2023 Outlook
We expect the Technologies segment’s 2023 revenue to be approximately $12.7 billion with operating margin of approximately 9.4%.
CORPORATE
Corporate operating costs totaled $43 in the second quarter and $89 in the first six months of 2023 compared with $20 and $91 in the prior-year periods, respectively, and consisted primarily of equity-based compensation expense. Corporate operating costs are expected to be approximately $160 in 2023.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$5,797	$5,057	$740	14.6%
Operating costs	(4,915)	(4,169)	(746)	17.9%
Six Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$11,310	$10,266	$1,044	10.2%
Operating costs	(9,556)	(8,481)	(1,075)	12.7%

The increase in product revenue in the second quarter and first six months of 2023 consisted of the following:

	Second Quarter	Six Months
Ship construction	$311	$544
Military vehicle production	240	358
Other, net	189	142
Total increase	$740	$1,044
Ship construction revenue increased in the second quarter and first six months of 2023 due primarily to higher volume on the Columbia-class submarine program. Military vehicle production revenue was up due primarily to higher volume on several international wheeled and tracked vehicle contracts. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$4,355	$4,132	$223	5.4%
Operating costs	(3,670)	(3,428)	(242)	7.1%
Six Months Ended	July 2, 2023	July 3, 2022	Variance
Revenue	$8,723	$8,315	$408	4.9%
Operating costs	(7,386)	(6,974)	(412)	5.9%
The increase in service revenue in the second quarter and first six months of 2023 consisted of the following:

	Second Quarter	Six Months
Ship services	$97	$205
IT services	117	146
Other, net	9	57
Total increase	$223	$408
Services revenue increased in the second quarter and first six months of 2023 due to a higher volume of engineering work on the Columbia-class submarine program and increased demand for IT services. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 5.9% in the first six months of 2023 compared with 6.7% in the first six months of 2022, which included the accelerated recognition of equity-based compensation expense. We expect G&A expenses as a percentage of revenue in 2023 to be generally consistent with 2022.

OTHER, NET
Net other income was $46 in the first six months of 2023 compared with $79 in the first six months of 2022, and represents primarily the non-service components of pension and other post-retirement benefits. In 2023, we expect net other income to be approximately $90.
INTEREST, NET
Net interest expense was $180 in the first six months of 2023 compared with $193 in the prior-year period, reflecting the repayment of debt in the fourth quarter of 2022. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. We expect 2023 net interest expense to be consistent with 2022.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 16.5% in the first six months of 2023 compared with 15.6% in the prior-year period. The lower effective tax rate in the first six months of 2022 reflected a variety of factors, including the impact of tax benefits from equity-based compensation. For 2023, we anticipate a full-year effective tax rate of approximately 17%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $91.4 billion at the end of the second quarter of 2023 compared with $89.8 billion at the end of the first quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $129.3 billion on July 2, 2023.
The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2023:

	Funded		Unfunded		Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	July 2, 2023
Aerospace	$19,050		$447		$19,497	$888	$20,385
Marine Systems	30,318		13,410		43,728	3,238	46,966
Combat Systems	14,349		718		15,067	6,196	21,263
Technologies	9,732		3,333		13,065	27,639	40,704
Total	$73,449		$17,908		$91,357	$37,961	$129,318

	April 2, 2023
Aerospace	$18,853		$484		$19,337	$804	$20,141
Marine Systems	30,722	*	12,885	*	43,607	3,499	47,106
Combat Systems	13,953		143		14,096	5,599	19,695
Technologies	9,465		3,320		12,785	28,637	41,422
Total	$72,993		$16,832		$89,825	$38,539	$128,364
* Revised

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2023 with backlog of $19.5 billion.
Orders in the second quarter of 2023 reflected strong demand across our portfolio of products and services. The segment’s book-to-bill ratio (orders divided by revenue) was 1.3-to-1 in the second quarter of 2023 and 1.1-to-1 over the trailing 12 months.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On July 2, 2023, estimated potential contract value in the Aerospace segment was $888.

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
Total backlog in our defense segments was $71.9 billion on July 2, 2023. In the second quarter of 2023, each defense segment achieved book-to-bill ratios of 1-to-1 or greater. Estimated potential contract value in our defense segments was $37.1 billion on July 2, 2023. We received the following significant contract awards during the second quarter of 2023:
MARINE SYSTEMS
•$1.1 billion from the U.S. Navy for long-lead materials and advance construction for Block V Virginia-class submarines.
•$735 from the Navy for construction of an additional T-AO-205 oiler.
•$55 from the Navy to support non-nuclear maintenance on submarines based at the New London Naval Submarine Support Facility. The award includes additional option value of $220.
•$160 from the Navy for advanced nuclear plant studies (ANPS) in support of the Columbia-class submarine program.

•$75 from the Navy for lead yard services, development studies and design efforts for Virginia-class submarines.
•$65 from the Navy for maintenance and modernization on the USS Makin Island, a Wasp-class amphibious assault ship.
COMBAT SYSTEMS
•$340 from the U.S. Army for various munitions and ordnance with a maximum potential value of $1.4 billion.
•$695 from the Army to advance to the detailed design and prototype build and test phases of the XM30 Mechanized Infantry Combat Vehicle (MICV) competition, formerly known as the Optionally Manned Fighting Vehicle (OMFV). The award includes additional option value of $75.
•$710 from the Army to upgrade Stryker vehicles to the double-V-hull (DVH) A1 configuration.
•$260 from the Army for the second phase of low-rate initial production (LRIP) of the Booker Combat Vehicle.
•$140 from the Army to establish additional capacity for 155mm artillery projectile metal parts production.
•$65 to provide light armored vehicle (LAV) spare parts for an international customer.
•$60 from the Army to provide system and sustainment technical support services for Abrams main battle tanks.
TECHNOLOGIES
•$435 for several key contracts for classified customers with additional options and potential contract value of $935.
•$60 to provide training support services to the Navy, and options totaling $325 of additional potential value.
•$95 from the U.S. Department of State (DoS) to provide overseas consular services to support visa application and issuance at U.S. embassies and consulates throughout the world under the Global Support Strategy (GSS) program, and options totaling $265 of additional potential value.
•$270 from the National Geospatial-Intelligence Agency (NGA) to provide hybrid cloud services and IT design, engineering, and operations and sustainment services.
•$15 to modernize the Payments, Claims, and Enhanced Reconciliation (PACER) application for the U.S. Department of the Treasury. The contract has a maximum potential value of $190.
•$185 to manufacture and deliver hardware in support of the SPY-6 radar program.
•$160 from the Centers for Medicare and Medicaid Services (CMS) to provide cloud services and software tools.
•$145 to provide ship modernization services for the Navy.
•$60 from the DoS to provide IT end-user support services to the Bureau of Information Resource Management (IRM); the contract including options has a maximum potential value of $125.

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
We ended the second quarter of 2023 with a cash and equivalents balance of $1.2 billion consistent with the balance at the end of 2022. The following is a discussion of our major operating, investing and financing activities in the first six months of 2023 and 2022, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Six Months Ended	July 2, 2023	July 3, 2022
Net cash provided by operating activities	$2,193	$2,627
Net cash used by investing activities	(404)	(365)
Net cash used by financing activities	(1,875)	(1,663)

OPERATING ACTIVITIES
Cash provided by operating activities was $2.2 billion in the first six months of 2023 compared with $2.6 billion in the same period in 2022. The primary driver of cash inflows in both periods was net earnings. Cash flows in both periods were affected positively by an increase in customer deposits driven by Gulfstream aircraft orders and a decrease in unbilled receivables due to the receipt of progress payments on large international vehicle contracts in our Combat Systems segment.

INVESTING ACTIVITIES
Cash used by investing activities was $404 in the first six months of 2023 compared with $365 in the same period in 2022. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $373 in the first six months of 2023 compared with $365 in the same period in 2022.

FINANCING ACTIVITIES
Cash used by financing activities was $1.9 billion in the first six months of 2023 compared with $1.7 billion in the same period in 2022. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 8, 2023, our board of directors (Board) declared an increased quarterly dividend of $1.32 per share, the 26th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.26 per share in March 2022. Cash dividends paid were $705 in the first six months of 2023 compared with $679 in the same period in 2022.
Our Board from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $378 and $1.1 billion in the first six months of 2023 and 2022, respectively, to repurchase our outstanding shares. On July 2, 2023, 4.9 million shares remained authorized by our Board for repurchase, representing 1.8% of our total shares outstanding.
In May 2023, we repaid fixed-rate notes of $750 at the scheduled maturity using cash on hand. Fixed-rate notes of $500 mature in August 2023. We currently plan to repay these notes at maturity using cash on hand, potentially supplemented by commercial paper or other borrowings. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On July 2, 2023, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Six Months Ended	July 2, 2023	July 3, 2022
Net cash provided by operating activities	$2,193	$2,627
Capital expenditures	(373)	(365)
Free cash flow	$1,820	$2,262
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	149%	176%
Free cash flow	123%	151%

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

Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $10 ($0.03) and $87 ($0.25) for the three- and six-month periods ended July 2, 2023, and $101 ($0.29) and $206 ($0.58) for the three- and six-month periods ended July 3, 2022, respectively. While no adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 2, 2023, or July 3, 2022, our Marine Systems segment’s 2023 results were affected negatively by supply chain impacts to the Virginia-class submarine schedule and cost growth on the DDG-51 program, offset partially by improved performance on the T-AO-205 program.
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

STATEMENT OF EARNINGS INFORMATION

	Six Months Ended July 2, 2023	Year Ended December 31, 2022
Revenue	$7,615	$14,246
Operating costs and expenses, excluding G&A	(6,720)	(12,310)
Net earnings	346	840
BALANCE SHEET INFORMATION

	July 2, 2023	December 31, 2022
Cash and equivalents	$312	$540
Other current assets	4,417	4,279
Noncurrent assets	4,232	4,164
Total assets	$8,961	$8,983

Short-term debt and current portion of long-term debt	$504	$1,250
Other current liabilities	2,850	3,392
Long-term debt	9,192	9,189
Other noncurrent liabilities	3,428	3,814
Total liabilities	$15,974	$17,645
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 2, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 2, 2023, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
4/3/23-4/30/23	229,781	$217.33	229,781	6,073,443
5/1/23-5/28/23	1,127,004	211.27	1,127,004	4,946,439
5/29/23-7/2/23	—	—	—	4,946,439

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
4/3/23-4/30/23	8,637	227.47
5/1/23-5/28/23	238	219.21
5/29/23-7/2/23	358	205.28
	1,366,018	$212.39
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the second quarter of 2023.

ITEM 6. EXHIBITS

3.1    Restated Certificate of Incorporation of the company (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on October 7, 2004)
3.2    Certificate of Amendment of Restated Certificate of Incorporation of the company dated as of May 8, 2023*
22    Subsidiary Guarantors*
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
Dated: July 26, 2023