Form 10-Q
period 2023-10-01
GENERAL DYNAMICS CORP
filed 2023-10-25
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
272,896,860 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 1, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 1, 2023	October 2, 2022
Revenue:
Products	$6,163	$5,935
Services	4,408	4,040
	10,571	9,975
Operating costs and expenses:
Products	(5,148)	(4,905)
Services	(3,765)	(3,405)
General and administrative (G&A)	(601)	(567)
	(9,514)	(8,877)
Operating earnings	1,057	1,098
Other, net	19	41
Interest, net	(85)	(86)
Earnings before income tax	991	1,053
Provision for income tax, net	(155)	(151)
Net earnings	$836	$902

Earnings per share
Basic	$3.07	$3.29
Diluted	$3.04	$3.26
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 1, 2023	October 2, 2022
Revenue:
Products	$17,473	$16,201
Services	13,131	12,355
	30,604	28,556
Operating costs and expenses:
Products	(14,704)	(13,386)
Services	(11,151)	(10,379)
G&A	(1,792)	(1,807)
	(27,647)	(25,572)
Operating earnings	2,957	2,984
Other, net	65	120
Interest, net	(265)	(279)
Earnings before income tax	2,757	2,825
Provision for income tax, net	(447)	(427)
Net earnings	$2,310	$2,398

Earnings per share
Basic	$8.45	$8.70
Diluted	$8.39	$8.61
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net earnings	$836	$902	$2,310	$2,398
Changes in unrealized cash flow hedges	(14)	(67)	(33)	(223)
Foreign currency translation adjustments	(128)	(311)	63	(500)
Changes in retirement plans’ funded status	169	45	526	134
Other comprehensive income (loss), pretax	27	(333)	556	(589)
(Provision) benefit for income tax, net	(30)	8	(102)	31
Other comprehensive (loss) income, net of tax	(3)	(325)	454	(558)
Comprehensive income	$833	$577	$2,764	$1,840
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	October 1, 2023	December 31, 2022

ASSETS
Current assets:
Cash and equivalents	$1,352	$1,242
Accounts receivable	3,132	3,008
Unbilled receivables	8,453	8,795
Inventories	8,282	6,322
Other current assets	1,560	1,696
Total current assets	22,779	21,063
Noncurrent assets:
Property, plant and equipment, net	6,013	5,900
Intangible assets, net	1,681	1,824
Goodwill	20,386	20,334
Other assets	2,666	2,464
Total noncurrent assets	30,746	30,522
Total assets	$53,525	$51,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$7	$1,253
Accounts payable	3,315	3,398
Customer advances and deposits	9,351	7,436
Other current liabilities	3,289	3,254
Total current liabilities	15,962	15,341
Noncurrent liabilities:
Long-term debt	9,248	9,243
Other liabilities	8,358	8,433
Commitments and contingencies (see Note J)
Total noncurrent liabilities	17,606	17,676
Shareholders’ equity:
Common stock	482	482
Surplus	3,671	3,556
Retained earnings	38,626	37,403
Treasury stock	(21,124)	(20,721)
Accumulated other comprehensive loss	(1,698)	(2,152)
Total shareholders’ equity	19,957	18,568
Total liabilities and shareholders’ equity	$53,525	$51,585
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 1, 2023	October 2, 2022
Cash flows from operating activities – continuing operations:
Net earnings	$2,310	$2,398
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	446	420
Amortization of intangible and finance lease right-of-use assets	195	224
Equity-based compensation expense	136	140
Deferred income tax benefit	(158)	(132)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(89)	259
Unbilled receivables	448	422
Inventories	(1,904)	(915)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(83)	(68)
Customer advances and deposits	2,171	1,598
Other, net	42	(436)
Net cash provided by operating activities	3,514	3,910
Cash flows from investing activities:
Capital expenditures	(600)	(620)
Other, net	(8)	(378)
Net cash used by investing activities	(608)	(998)
Cash flows from financing activities:
Repayment of fixed-rate notes	(1,250)	—
Dividends paid	(1,068)	(1,024)
Purchases of common stock	(434)	(1,119)
Other, net	(40)	103
Net cash used by financing activities	(2,792)	(2,040)
Net cash (used) provided by discontinued operations	(4)	21
Net increase in cash and equivalents	110	893
Cash and equivalents at beginning of period	1,242	1,603
Cash and equivalents at end of period	$1,352	$2,496
Supplemental cash flow information:
Income tax payments, net	$(493)	$(767)
Interest payments	$(224)	$(206)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
July 2, 2023	$482	$3,614	$38,154	$(21,077)	$(1,695)	$19,478
Net earnings	—	—	836	—	—	836
Cash dividends declared	—	—	(364)	—	—	(364)
Equity-based awards	—	57	—	9	—	66
Shares purchased	—	—	—	(56)	—	(56)
Other comprehensive loss	—	—	—	—	(3)	(3)
October 1, 2023	$482	$3,671	$38,626	$(21,124)	$(1,698)	$19,957

July 3, 2022	$482	$3,466	$36,218	$(20,632)	$(2,153)	$17,381
Net earnings	—	—	902	—	—	902
Cash dividends declared	—	—	(346)	—	—	(346)
Equity-based awards	—	45	—	(6)	—	39
Other comprehensive loss	—	—	—	—	(325)	(325)
October 2, 2022	$482	$3,511	$36,774	$(20,638)	$(2,478)	$17,651

	Nine Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2022	$482	$3,556	$37,403	$(20,721)	$(2,152)	$18,568
Net earnings	—	—	2,310	—	—	2,310
Cash dividends declared	—	—	(1,087)	—	—	(1,087)
Equity-based awards	—	115	—	31	—	146
Shares purchased	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	454	454
October 1, 2023	$482	$3,671	$38,626	$(21,124)	$(1,698)	$19,957

December 31, 2021	$482	$3,278	$35,420	$(19,619)	$(1,920)	$17,641
Net earnings	—	—	2,398	—	—	2,398
Cash dividends declared	—	—	(1,044)	—	—	(1,044)
Equity-based awards	—	233	—	78	—	311
Shares purchased	—	—	—	(1,097)	—	(1,097)
Other comprehensive loss	—	—	—	—	(558)	(558)
October 2, 2022	$482	$3,511	$36,774	$(20,638)	$(2,478)	$17,651
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 1, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 1, 2023, and October 2, 2022.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	October 1, 2023	December 31, 2022
PP&E	$12,745	$12,292
Accumulated depreciation	(6,732)	(6,392)
PP&E, net	$6,013	$5,900
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 79% and 80% of our revenue for the three- and nine-month periods ended October 1, 2023, and 75% and 78% of our revenue for the three- and nine-month periods ended October 2, 2022, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 21% and 20% of our revenue for the three- and nine-month periods ended October 1, 2023, and 25% and 22% of our revenue for the three- and nine-month periods ended October 2, 2022, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On October 1, 2023, we had $95.6 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 45% of our remaining performance obligations as revenue by year-end 2024, an additional 35% by year-end 2026 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue	$27	$67	$179	$286
Operating earnings	11	115	98	321
Diluted earnings per share	$0.03	$0.33	$0.28	$0.91
While no adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 1, 2023, or October 2, 2022, our Marine Systems segment’s 2023 results were affected negatively by supply chain impacts to the Virginia-class submarine schedule and cost growth on the Arleigh Burke-class (DDG-51) guided-missile destroyer program, offset partially by improved performance on the John Lewis-class (T-AO-205) fleet replenishment oiler program.
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
Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Aircraft manufacturing	$1,348	$1,712	$3,715	$4,086
Aircraft services	684	635	2,162	2,031
Total Aerospace	2,032	2,347	5,877	6,117
Nuclear-powered submarines	2,027	1,785	6,186	5,257
Surface ships	697	701	2,016	1,905
Repair and other services	278	283	851	909
Total Marine Systems	3,002	2,769	9,053	8,071
Military vehicles	1,280	1,134	3,707	3,313
Weapons systems, armament and munitions	739	480	1,650	1,314
Engineering and other services	205	174	547	502
Total Combat Systems	2,224	1,788	5,904	5,129
Information technology (IT) services	2,149	2,038	6,445	6,188
C5ISR* solutions	1,164	1,033	3,325	3,051
Total Technologies	3,313	3,071	9,770	9,239
Total revenue	$10,571	$9,975	$30,604	$28,556
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended October 1, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,816	$1,513	$1,992	$1,428	$6,749
Cost-reimbursement	—	1,489	220	1,408	3,117
Time-and-materials	216	—	12	477	705
Total revenue	$2,032	$3,002	$2,224	$3,313	$10,571
Three Months Ended October 2, 2022
Fixed-price	$2,127	$1,670	$1,575	$1,315	$6,687
Cost-reimbursement	—	1,099	199	1,272	2,570
Time-and-materials	220	—	14	484	718
Total revenue	$2,347	$2,769	$1,788	$3,071	$9,975

Nine Months Ended October 1, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$5,145	$4,687	$5,204	$4,255	$19,291
Cost-reimbursement	—	4,365	651	4,118	9,134
Time-and-materials	732	1	49	1,397	2,179
Total revenue	$5,877	$9,053	$5,904	$9,770	$30,604
Nine Months Ended October 2, 2022
Fixed-price	$5,414	$4,880	$4,481	$3,939	$18,714
Cost-reimbursement	—	3,191	607	3,856	7,654
Time-and-materials	703	—	41	1,444	2,188
Total revenue	$6,117	$8,071	$5,129	$9,239	$28,556
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

Revenue by customer was as follows:

Three Months Ended October 1, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$46	$2,970	$1,309	$1,914	$6,239
Non-DoD	—	1	3	1,212	1,216
Foreign military sales (FMS)	14	31	143	14	202
Total U.S. government	60	3,002	1,455	3,140	7,657
U.S. commercial	1,375	—	53	49	1,477
Non-U.S. government	67	—	692	105	864
Non-U.S. commercial	530	—	24	19	573
Total revenue	$2,032	$3,002	$2,224	$3,313	$10,571
Three Months Ended October 2, 2022
U.S. government:
DoD	$61	$2,723	$1,029	$1,716	$5,529
Non-DoD	—	—	2	1,182	1,184
FMS	20	45	82	7	154
Total U.S. government	81	2,768	1,113	2,905	6,867
U.S. commercial	1,418	1	62	56	1,537
Non-U.S. government	123	—	592	95	810
Non-U.S. commercial	725	—	21	15	761
Total revenue	$2,347	$2,769	$1,788	$3,071	$9,975

Nine Months Ended October 1, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$241	$8,948	$3,184	$5,654	$18,027
Non-DoD	—	2	8	3,582	3,592
FMS	53	101	435	33	622
Total U.S. government	294	9,051	3,627	9,269	22,241
U.S. commercial	3,558	1	159	151	3,869
Non-U.S. government	317	1	2,044	297	2,659
Non-U.S. commercial	1,708	—	74	53	1,835
Total revenue	$5,877	$9,053	$5,904	$9,770	$30,604
Nine Months Ended October 2, 2022
U.S. government:
DoD	$221	$7,948	$2,824	$5,134	$16,127
Non-DoD	—	1	7	3,603	3,611
FMS	102	118	201	23	444
Total U.S. government	323	8,067	3,032	8,760	20,182
U.S. commercial	3,616	2	167	159	3,944
Non-U.S. government	422	2	1,867	290	2,581
Non-U.S. commercial	1,756	—	63	30	1,849
Total revenue	$6,117	$8,071	$5,129	$9,239	$28,556

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended October 1, 2023, were not materially impacted by any other factors.
Revenue recognized for the three- and nine-month periods ended October 1, 2023, and October 2, 2022, that was included in the contract liability balance at the beginning of each year was $869 and $3.5 billion, and $908 and $3.5 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Basic weighted average shares outstanding	272,585	273,916	273,242	275,752
Dilutive effect of stock options and restricted stock/RSUs*	2,160	2,466	2,204	2,615
Diluted weighted average shares outstanding	274,745	276,382	275,446	278,367
*    Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 4,464 and 4,101 for the three- and nine-month periods ended October 1, 2023, and 1,724 and 1,393 for the three- and nine-month periods ended October 2, 2022, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	October 1, 2023	December 31, 2022
Deferred tax asset	$45	$39
Deferred tax liability	(633)	(685)
Net deferred tax liability	$(588)	$(646)
Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2022.
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on October 1, 2023, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	October 1, 2023	December 31, 2022
Unbilled revenue	$40,973	$39,482
Advances and progress billings	(32,520)	(30,687)
Net unbilled receivables	$8,453	$8,795
On October 1, 2023, and December 31, 2022, net unbilled receivables included $1.3 billion and $1.7 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, had been experiencing an unbilled receivable build-up since 2021. Based on ongoing discussions with the customer and continued successful program activity, the customer resumed payments on the contract in the first quarter of 2023.

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

Inventories consisted of the following:

	October 1, 2023	December 31, 2022
Work in process	$5,714	$4,182
Raw materials	2,491	2,072
Finished goods	39	17
Pre-owned aircraft	38	51
Total inventories	$8,282	$6,322
The increase in total inventories during the nine-month period ended October 1, 2023, was due primarily to the ramp-up in production of new Gulfstream aircraft models, including the G700 in anticipation of its certification from the U.S. Federal Aviation Administration in the fourth quarter of 2023, as well as increased production of in-service aircraft reflecting strong customer demand. Customer deposits associated with firm orders for these aircraft, which are reflected in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, have correspondingly increased.
G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2022 (a)	$3,019	$297	$2,766	$14,252	$20,334
Acquisitions (b)	—	—	—	16	16
Other (c)	25	—	9	2	36
October 1, 2023 (a)	$3,044	$297	$2,775	$14,270	$20,386
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	October 1, 2023			December 31, 2022
Contract and program intangible assets (b)	$3,246	$(1,818)	$1,428	$3,247	$(1,688)	$1,559
Trade names and trademarks	503	(264)	239	496	(248)	248
Technology and software	64	(50)	14	64	(48)	16
Other intangible assets	64	(64)	—	64	(63)	1
Total intangible assets	$3,877	$(2,196)	$1,681	$3,871	$(2,047)	$1,824
(a)Changes in gross carrying amounts consisted primarily of adjustments for foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $47 and $147 for the three- and nine-month periods ended October 1, 2023, and $53 and $152 for the three- and nine-month periods ended October 2, 2022, respectively.

H. DEBT
Debt consisted of the following:

		October 1, 2023	December 31, 2022
Fixed-rate notes due:	Interest rate:
May 2023	3.375%	$—	$750
August 2023	1.875%	—	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	87	90
Total debt principal		9,337	10,590
Less unamortized debt issuance costs and discounts		82	94
Total debt		9,255	10,496
Less current portion		7	1,253
Long-term debt		$9,248	$9,243
In May and August of 2023, we repaid fixed-rate notes of $750 and $500, respectively, at their respective scheduled maturities using cash on hand. On October 1, 2023, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on October 1, 2023.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	October 1, 2023	December 31, 2022

Salaries and wages	$1,118	$1,116
Dividends payable	362	347
Lease liabilities	312	288
Workers’ compensation	245	215
Other	1,252	1,288
Total other current liabilities	$3,289	$3,254

Customer deposits on commercial contracts	$2,545	$2,175
Retirement benefits	2,294	2,453
Lease liabilities	1,430	1,330
Other	2,089	2,475
Total other liabilities	$8,358	$8,433

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
In the third quarter of 2019, the Department of Justice declined to intervene in the qui tam action, noting that its investigation continues, and the court unsealed the relator’s complaint. In the fourth quarter of 2020, the relator filed a second amended complaint. In the third quarter of 2021, the court dismissed the relator’s complaint with prejudice. The relator appealed the dismissal of the complaint to the United States Court of Appeals. In the third quarter of 2023, the Court of Appeals affirmed dismissal of the relator’s complaint with prejudice. The relator thereafter filed a petition for rehearing with the Court of Appeals. Given the current status of these matters, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.3 billion on October 1, 2023. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of October 1, 2023, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 1, 2023, and October 2, 2022, were as follows:

Nine Months Ended	October 1, 2023	October 2, 2022
Beginning balance	$603	$641
Warranty expense	57	67
Payments	(74)	(84)
Adjustments	5	(21)
Ending balance	$591	$603

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors (Board), from time to time, authorizes management to repurchase outstanding shares of our common stock on the open market. In the nine-month period ended October 1, 2023, we repurchased 2 million of our outstanding shares for $434. On October 1, 2023, 4.7 million shares remained authorized by our Board for repurchase, representing 1.7% of our total shares outstanding. We repurchased 4.9 million shares for $1.1 billion in the nine-month period ended October 2, 2022.
Dividends per Share. Our Board declared dividends per share of $1.32 and $3.96 for the three- and nine-month periods ended October 1, 2023, and $1.26 and $3.78 for the three- and nine-month periods ended October 2, 2022, respectively. We paid cash dividends of $363 and $1.1 billion for the three- and nine-month periods ended October 1, 2023, and $345 and $1 billion for the three- and nine-month periods ended October 2, 2022, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2022	$4	$260	$(2,416)	$(2,152)
Other comprehensive income, pretax	(33)	63	526	556
Provision for income tax, net	8	—	(110)	(102)
Other comprehensive income, net of tax	(25)	63	416	454
October 1, 2023	$(21)	$323	$(2,000)	$(1,698)

December 31, 2021	$144	$538	$(2,602)	$(1,920)
Other comprehensive loss, pretax	(223)	(500)	134	(589)
Benefit for income tax, net	59	—	(28)	31
Other comprehensive loss, net of tax	(164)	(500)	106	(558)
October 2, 2022	$(20)	$38	$(2,496)	$(2,478)
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

Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Aerospace	$2,032	$2,347	$268	$312
Marine Systems	3,002	2,769	211	238
Combat Systems	2,224	1,788	300	271
Technologies	3,313	3,071	315	285
Corporate (b)	—	—	(37)	(8)
Total	$10,571	$9,975	$1,057	$1,098
Nine Months Ended
Aerospace	$5,877	$6,117	$733	$793
Marine Systems	9,053	8,071	657	660
Combat Systems	5,904	5,129	796	743
Technologies	9,770	9,239	897	887
Corporate (b)	—	—	(126)	(99)
Total	$30,604	$28,556	$2,957	$2,984
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
We did not have any significant non-financial assets or liabilities measured at fair value on October 1, 2023, or December 31, 2022.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on October 1, 2023, and December 31, 2022, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	October 1, 2023
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$2	$2	$—	$2	$—
Available-for-sale debt securities	118	118	—	118	—
Commingled equity funds	45	45	45	—	—
Commingled fixed-income funds	5	5	5	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	62	62	—	62	—
Cash flow hedge liabilities	(71)	(71)	—	(71)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,337)	(8,304)	—	(8,304)	—

	December 31, 2022
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$7	$7	$—	$7	$—
Available-for-sale debt securities	107	107	—	107	—
Commingled equity funds	42	42	42	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(67)	(67)	—	(67)	—
Measured at amortized cost:
Short- and long-term debt principal	(10,590)	(9,773)	—	(9,773)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On October 1, 2023, and December 31, 2022, we held $1.4 billion and $1.2 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On October 1, 2023, and December 31, 2022, we held marketable securities in trust of $170 and $162, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $5.7 billion and $6.9 billion on October 1, 2023, and December 31, 2022, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and nine-month periods ended October 1, 2023, and October 2, 2022. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and nine-month periods ended October 1, 2023, and October 2, 2022, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on October 1, 2023, and December 31, 2022.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 1, 2023, and October 2, 2022. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended October 1, 2023, and October 2, 2022.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three- and nine-month periods ended October 1, 2023, and October 2, 2022, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service cost	$17	$26	$1	$1
Interest cost	163	100	7	4
Expected return on plan assets	(207)	(227)	(8)	(7)
Net actuarial loss (gain)	183	54	(7)	(4)
Prior service (credit) cost	(4)	(5)	1	—
Net periodic benefit cost (credit)	$152	$(52)	$(6)	$(6)
Nine Months Ended
Service cost	$50	$78	$3	$4
Interest cost	488	300	22	14
Expected return on plan assets	(622)	(682)	(24)	(23)
Net actuarial loss (gain)	550	161	(23)	(13)
Prior service (credit) cost	(11)	(15)	2	1
Net periodic benefit cost (credit)	$455	$(158)	$(20)	$(17)
Our contractual arrangements with the U.S. government provide for the recovery of pension and other post-retirement benefit costs related to employees working on government contracts. The amount allocated to U.S. government contracts is determined in accordance with the Federal Acquisition Regulation (FAR) and Cost Accounting Standards (CAS), which may result in a timing difference with the amount determined under GAAP. We defer this difference on the Consolidated Balance Sheet. At this time, cumulative benefit costs exceed the amount allocated to contracts, and the difference is reported in other current assets. To the extent there is a non-service component of net periodic benefit cost (credit) for our defined benefit plans, it is reported in other income (expense) in the Consolidated Statement of Earnings.

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

BUSINESS ENVIRONMENT
With approximately 70% of our revenue from work for the U.S. government, government spending levels — particularly defense spending — influence our financial performance. The Congress has not yet passed a defense appropriations bill for the government’s fiscal year 2024 even though the new year began on October 1, 2023. However, on September 30, 2023, a continuing resolution (CR) was signed into law, providing funding for federal agencies through November 17, 2023. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels until the current year appropriations bill is signed into law. Therefore, the DoD is prohibited from starting new programs or increasing funding on existing programs unless there is an exception for the program included in the CR. The current CR included an exception allowing the DoD to obligate funds for the construction of the second submarine under the existing Columbia-class submarine program. We do not anticipate the current CR having a material impact on our results of operations, financial condition or cash flows. However, the impact to our business from an extended CR or government shutdown that may result from any continuing delay by Congress to pass a new defense appropriations bill is currently uncertain and would depend on the duration and government implementation of the CR or shutdown. For additional information, see the Risk Factors in Part I, Item 1A, in our most recent Form 10-K filing.

The disruptions caused by the coronavirus (COVID-19) pandemic and the ongoing conflict in Ukraine continue to impact global economies and businesses. The impact primarily affecting our business is supply chain challenges, including inflationary pressures. In our Aerospace segment, supply chain challenges have paced our ability to ramp up production in response to strong customer demand for our aircraft and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. Within our defense segments, the COVID-19 pandemic resulted in supply chain challenges, which we continue to experience, particularly in our Marine Systems (especially in the submarine supply chain) and Technologies segments. The Russia-Ukraine conflict and increased threat environment has created additional demand for our products and services, particularly in our Combat Systems segment, though the timing and extent of incremental contract activity resulting from that demand remains uncertain.
Any longer-term impact of these global events, as well as the evolving conflict in Israel, on our business is currently unknown due to the uncertainty around their duration and impact. The Review of Operating Segments includes information on these global events for the affected segments.

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

CONSOLIDATED OVERVIEW

Three Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$10,571	$9,975	$596	6.0%
Operating costs and expenses	(9,514)	(8,877)	(637)	7.2%
Operating earnings	1,057	1,098	(41)	(3.7)%
Operating margin	10.0%	11.0%
Nine Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$30,604	$28,556	$2,048	7.2%
Operating costs and expenses	(27,647)	(25,572)	(2,075)	8.1%
Operating earnings	2,957	2,984	(27)	(0.9)%
Operating margin	9.7%	10.4%
Our consolidated revenue increased in the third quarter and first nine months of 2023 driven by growth in each of our defense segments, particularly submarine construction and engineering in our Marine Systems segment. These increases were offset partially by fewer aircraft deliveries in our Aerospace segment. Operating margin decreased 100 basis points in the third quarter and 70 basis points in the first nine months of 2023 compared with prior-year periods due to program mix and supply chain-driven cost pressure.

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
AEROSPACE

Three Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$2,032	$2,347	$(315)	(13.4)%
Operating earnings	268	312	(44)	(14.1)%
Operating margin	13.2%	13.3%
Gulfstream aircraft deliveries (in units)	27	35	(8)	(22.9)%
Nine Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$5,877	$6,117	$(240)	(3.9)%
Operating earnings	733	793	(60)	(7.6)%
Operating margin	12.5%	13.0%
Gulfstream aircraft deliveries (in units)	72	82	(10)	(12.2)%
Operating Results
The change in the Aerospace segment’s revenue in the third quarter and first nine months of 2023 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$(364)	$(371)
Aircraft services	49	131
Total decrease	$(315)	$(240)
Aircraft manufacturing revenue decreased in the third quarter and first nine months of 2023 due primarily to fewer deliveries of our large-cabin aircraft resulting from supply chain constraints. Aircraft services revenue was up in the third quarter and first nine months of 2023 due to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base, and customer flight activity.

The change in the segment’s operating earnings in the third quarter and first nine months of 2023 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$(20)	$(25)
Aircraft services	(11)	(5)
G&A/other expenses	(13)	(30)
Total decrease	$(44)	$(60)
Aircraft manufacturing operating earnings decreased in the third quarter and first nine months of 2023 due primarily to fewer aircraft deliveries. Earnings in 2023 are impacted by higher production costs resulting from supply chain challenges while 2022 earnings were impacted by customer accommodations associated with a G500/G600 airworthiness directive. Aircraft services operating earnings decreased due to the mix of services provided. G&A/other expenses increased in the third quarter and first nine months of 2023 due primarily to increased R&D expenses associated with ongoing product development efforts, particularly those related to the G700 certification.
In total, the Aerospace segment’s operating margin decreased in 2023 compared with the prior-year periods.
MARINE SYSTEMS

Three Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$3,002	$2,769	$233	8.4%
Operating earnings	211	238	(27)	(11.3)%
Operating margin	7.0%	8.6%
Nine Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$9,053	$8,071	$982	12.2%
Operating earnings	657	660	(3)	(0.5)%
Operating margin	7.3%	8.2%
Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2023 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$25	$569
U.S. Navy ship engineering, repair and other services	208	413
Total increase	$233	$982
Revenue from U.S. Navy ship construction and engineering was up in the third quarter and first nine months of 2023 due primarily to increased volume on the Columbia-class submarine program. Overall, the Marine Systems segment’s operating margin was down in 2023 due to supply chain impacts to the Virginia-class submarine schedule and cost growth on the Arleigh Burke-class (DDG-51) guided-missile destroyer program.

COMBAT SYSTEMS

Three Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$2,224	$1,788	$436	24.4%
Operating earnings	300	271	29	10.7%
Operating margin	13.5%	15.2%
Nine Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$5,904	$5,129	$775	15.1%
Operating earnings	796	743	53	7.1%
Operating margin	13.5%	14.5%
Operating Results
The increase in the Combat Systems segment’s revenue in the third quarter and first nine months of 2023 consisted of the following:

	Third Quarter	Nine Months
International military vehicles	$158	$395
Weapons systems and munitions	262	337
U.S. military vehicles	16	43
Total increase	$436	$775
Revenue from international military vehicles increased in the third quarter and first nine months of 2023 due to higher volume on several wheeled and tracked vehicle contracts, including the sale of the Abrams main battle tank to U.S. allies and partners. Weapons systems and munitions revenue was up due to increased demand and facility expansion efforts associated with increased artillery production. Revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s M10 Booker combat vehicle program (formerly known as Mobile Protected Firepower).
Overall, the Combat Systems segment’s operating margin decreased in 2023 driven by contract mix in our international military vehicles business and lower-margin artillery facilities expansion work.
TECHNOLOGIES

Three Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$3,313	$3,071	$242	7.9%
Operating earnings	315	285	30	10.5%
Operating margin	9.5%	9.3%
Nine Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$9,770	$9,239	$531	5.7%
Operating earnings	897	887	10	1.1%
Operating margin	9.2%	9.6%

Operating Results
The increase in the Technologies segment’s revenue in the third quarter and first nine months of 2023 consisted of the following:

	Third Quarter	Nine Months
C5ISR* solutions	$131	$274
Information technology (IT) services	111	257
Total increase	$242	$531
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue was up due to strong demand across the business and the acquisition of a C5ISR solutions business in the third quarter of 2022. The Technologies segment’s operating margin increased 20 basis points in the third quarter and decreased 40 basis points in the first nine months of 2023 due to program mix.
CORPORATE
Corporate operating costs totaled $37 in the third quarter and $126 in the first nine months of 2023 compared with $8 and $99 in the prior-year periods, respectively, and consisted primarily of equity-based compensation expense.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$6,163	$5,935	$228	3.8%
Operating costs	(5,148)	(4,905)	(243)	5.0%
Nine Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$17,473	$16,201	$1,272	7.9%
Operating costs	(14,704)	(13,386)	(1,318)	9.8%
The increase in product revenue in the third quarter and first nine months of 2023 consisted of the following:

	Third Quarter	Nine Months
Ship construction	$25	$569
Military vehicle production	198	556
Weapons systems and munitions	262	337
Aircraft manufacturing	(364)	(371)
Other, net	107	181
Total increase	$228	$1,272

Ship construction revenue increased in the third quarter and first nine months of 2023 due primarily to higher volume on the Columbia-class submarine program. Military vehicle production revenue was up due primarily to higher volume on several international wheeled and tracked vehicle contracts. Weapons systems and munitions revenue was up due to facility expansion efforts associated with increased artillery production. These increases were offset partially by lower aircraft manufacturing revenue due to fewer aircraft deliveries. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$4,408	$4,040	$368	9.1%
Operating costs	(3,765)	(3,405)	(360)	10.6%
Nine Months Ended	October 1, 2023	October 2, 2022	Variance
Revenue	$13,131	$12,355	$776	6.3%
Operating costs	(11,151)	(10,379)	(772)	7.4%
The increase in service revenue in the third quarter and first nine months of 2023 consisted of the following:

	Third Quarter	Nine Months
Ship services	$208	$413
IT services	111	257
Other, net	49	106
Total increase	$368	$776
Services revenue increased in the third quarter and first nine months of 2023 due to a higher volume of engineering work on the Columbia-class submarine program and increased demand for IT services. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5.9% in the first nine months of 2023 compared with 6.3% in the first nine months of 2022 due to growth in revenue.
OTHER, NET
Net other income was $65 in the first nine months of 2023 compared with $120 in the first nine months of 2022, and represents primarily the non-service components of pension and other post-retirement benefits.
INTEREST, NET
Net interest expense was $265 in the first nine months of 2023 compared with $279 in the prior-year period, reflecting the repayment of debt in the fourth quarter of 2022. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.

PROVISION FOR INCOME TAX, NET
Our effective tax rate was 16.2% in the first nine months of 2023 compared with 15.1% in the prior-year period. The lower effective tax rate in the first nine months of 2022 reflected a variety of factors, including the impact of tax benefits from equity-based compensation. For 2023, we continue to anticipate a full-year effective tax rate of approximately 17%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $95.6 billion at the end of the third quarter of 2023 compared with $91.4 billion at the end of the second quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $132.9 billion on October 1, 2023.
The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2023:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	October 1, 2023
Aerospace	$19,654	$405	$20,059	$785	$20,844
Marine Systems	30,445	17,277	47,722	3,113	50,835
Combat Systems	14,375	719	15,094	6,098	21,192
Technologies	9,833	2,852	12,685	27,302	39,987
Total	$74,307	$21,253	$95,560	$37,298	$132,858

	July 2, 2023
Aerospace	$19,050	$447	$19,497	$888	$20,385
Marine Systems	30,318	13,410	43,728	3,238	46,966
Combat Systems	14,349	718	15,067	6,196	21,263
Technologies	9,732	3,333	13,065	27,639	40,704
Total	$73,449	$17,908	$91,357	$37,961	$129,318

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2023 with backlog of $20.1 billion.
Orders in the third quarter of 2023 reflected strong demand across our portfolio of products, including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 1.4-to-1 in the third quarter of 2023.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On October 1, 2023, estimated potential contract value in the Aerospace segment was $785.

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
Total backlog in our defense segments was $75.5 billion on October 1, 2023. In the third quarter of 2023, the Marine Systems segment achieved a book-to-bill ratio of 2.3-to-1, and overall, the defense segments achieved a book-to-bill of 1.4-to-1 in the third quarter of 2023. Estimated potential contract value in our defense segments was $36.5 billion on October 1, 2023. We received the following significant contract awards during the third quarter of 2023:
MARINE SYSTEMS
•$140 from the U.S. Navy for advanced nuclear plant studies (ANPS) in support of the Columbia-class submarine program. The contract including options has a maximum potential value of $1.3 billion.
•$965 from the Navy for lead yard services, development studies and design efforts for Virginia-class submarines.
•$515 from the Navy for procurement and delivery of initial Virginia-class spare parts to support maintenance availabilities.
•$220 from the Navy to provide in-service support of systems and components on the USS Jimmy Carter (SSN23).
•$40 from the Navy to provide maintenance for submarines at the Naval Submarine Base New London in Connecticut. The contract including options has a maximum potential value of $185.
•A contract from the Navy for the construction of three Flight III DDG-51 destroyers.
COMBAT SYSTEMS
•$770 for various munitions and ordnance with a maximum potential value of $1.2 billion.
•$345 for two contracts from the U.S. Army to establish additional capacity for 155mm M795 load, assemble and pack (LAP) production, and projectile metal parts. These contracts have a maximum potential value of $730.

•$145 from the Army to provide system and sustainment technical support services for Abrams main battle tanks.
•$135 to produce launch pod containers for the Guided Multiple Launch Rocket System (GMLRS) for the Army.
•$100 from the Army to produce Stryker maneuver short-range air defense (M-SHORAD) vehicles.
•$95 from the Army for the production of Hydra-70 rockets.
TECHNOLOGIES
•$365 for several key contracts for classified customers. These contracts have a maximum potential value of $775.
•$55 to continue infrastructure modernization of the U.S. Department of Homeland Security’s (DHS) St. Elizabeth’s Campus in Washington, D.C. The contract including options has a maximum potential value of $710.
•$10 from the U.S. Air Force to manufacture high-altitude electromagnetic pulse and radiation-hardened general area alerting, personal area alerting and ultra-high frequency line of sight communications for the Global Aircrew Strategic Network Terminal Increment 2 (GASNTi2) system. The contract has a maximum potential value of $225.
•$30 to provide software development, integration, testing, technical support, configuration control and sustainment services for the Air Force. The contract including options has a maximum potential value of $140.
•$20 from the Administrative Office of the United States Courts (AOUSC) to provide risk management, monitoring and oversight and support services to the Administrative Office Technology Office (AOTO). The contract including options has a maximum potential value of $115.
•$105 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.
•$95 for development, production and support of all hardware and software required for the Airborne Ruggedized Tactical Environment Mission Information System (ARTEMIS) for the Navy.
•$90 to modernize the Payments, Claims, and Enhanced Reconciliation (PACER) application for the U.S. Department of the Treasury.

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
We ended the third quarter of 2023 with a cash and equivalents balance of $1.4 billion compared with $1.2 billion at the end of 2022. The following is a discussion of our major operating, investing and financing activities in the first nine months of 2023 and 2022, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Nine Months Ended	October 1, 2023	October 2, 2022
Net cash provided by operating activities	$3,514	$3,910
Net cash used by investing activities	(608)	(998)
Net cash used by financing activities	(2,792)	(2,040)

OPERATING ACTIVITIES
Cash provided by operating activities was $3.5 billion in the first nine months of 2023 compared with $3.9 billion in the same period in 2022. The primary driver of cash inflows in both periods was net earnings. Cash flows in both periods were affected positively by a decrease in unbilled receivables due to the receipt of progress payments on large international vehicle contracts in our Combat Systems segment and an increase in customer deposits driven by Gulfstream aircraft orders, offset partially by an increase in inventory due primarily to the ramp-up in production of new Gulfstream aircraft models.

INVESTING ACTIVITIES
Cash used by investing activities was $608 in the first nine months of 2023 compared with $998 in the same period in 2022. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $600 in the first nine months of 2023 compared with $620 in the same period in 2022.

FINANCING ACTIVITIES
Cash used by financing activities was $2.8 billion in the first nine months of 2023 compared with $2 billion in the same period in 2022. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 8, 2023, our board of directors (Board) declared an increased quarterly dividend of $1.32 per share, the 26th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.26 per share in March 2022. Cash dividends paid were $1.1 billion in the first nine months of 2023 compared with $1 billion in the same period in 2022.

Our Board from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $434 and $1.1 billion in the first nine months of 2023 and 2022, respectively, to repurchase our outstanding shares. On October 1, 2023, 4.7 million shares remained authorized by our Board for repurchase, representing 1.7% of our total shares outstanding.
In May and August of 2023, we repaid fixed-rate notes of $750 and $500, respectively, at their respective scheduled maturities using cash on hand. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On October 1, 2023, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Nine Months Ended	October 1, 2023	October 2, 2022
Net cash provided by operating activities	$3,514	$3,910
Capital expenditures	(600)	(620)
Free cash flow	$2,914	$3,290
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	152%	163%
Free cash flow	126%	137%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $11 ($0.03) and $98 ($0.28) for the three- and nine-month periods ended October 1, 2023, and $115 ($0.33) and $321 ($0.91) for the three- and nine-month periods ended October 2, 2022, respectively. While no adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 1, 2023, or October 2, 2022, our Marine Systems segment’s 2023 results were affected negatively by supply chain impacts to the Virginia-class submarine schedule and cost growth on the DDG-51 program, offset partially by improved performance on the John Lewis-class (T-AO-205) fleet replenishment oiler program.
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
STATEMENT OF EARNINGS INFORMATION

	Nine Months Ended October 1, 2023	Year Ended December 31, 2022
Revenue	$11,681	$14,246
Operating costs and expenses, excluding G&A	(10,274)	(12,310)
Net earnings	572	840
BALANCE SHEET INFORMATION

	October 1, 2023	December 31, 2022
Cash and equivalents	$612	$540
Other current assets	4,732	4,279
Noncurrent assets	4,335	4,164
Total assets	$9,679	$8,983

Short-term debt and current portion of long-term debt	$4	$1,250
Other current liabilities	2,968	3,392
Long-term debt	9,195	9,189
Other noncurrent liabilities	3,409	3,814
Total liabilities	$15,576	$17,645
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 1, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 1, 2023, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
7/3/23-7/30/23	—	$—	—	4,946,439
7/31/23-8/27/23	—	—	—	4,946,439
8/28/23-10/1/23	260,257	217.81	260,257	4,686,182

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
7/3/23-7/30/23	127	204.38
7/31/23-8/27/23	308	223.53
8/28/23-10/1/23	646	226.79
	261,338	$217.84
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the third quarter of 2023.

ITEM 5. OTHER INFORMATION
During the quarter ended October 1, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

3.3    Amended and Restated Bylaws of General Dynamics Corporation (as amended effective October 4, 2023) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on October 5, 2023)
22    Subsidiary Guarantors*
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
Dated: October 25, 2023