Form 10-K
period 2023-12-31
GENERAL DYNAMICS CORP
filed 2024-02-08
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[☑] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Large accelerated filer _✓_ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company ___☐ Emerging growth company ___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes _✓_☑No ___
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___☐No _✓_☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $55,582,452,531 as of July 2, 2023 (based on the closing price of the shares on the New York Stock Exchange).
273,980,202 shares of the registrant’s common stock, $1 par value per share, were outstanding on January 28, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

PART I

ITEM 1. BUSINESS
(Dollars in millions, unless otherwise noted)

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
Over the past decade, we have invested in our business to create, renew or expand our portfolio of products and services across our businesses. This includes product development investments in Aerospace to bring to market an all-new lineup of business jet aircraft, capital investments in Marine Systems to support significant growth in U.S. Navy ship and submarine construction plans over the next two decades, development of next-generation platforms and technologies to meet customers’ emerging requirements in Combat Systems, and strategic acquisitions to achieve critical mass and build out a complete spectrum of solutions for our Technologies customers. We expect to realize an attractive return from these investments in each of our segments and we will continue to evaluate our capital deployment opportunities to deliver long-term growth and enduring value to our shareholders.
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

We believe the key to long-term value creation in the business jet industry is steady investment in new aircraft models and technologies and in customer service capabilities. Since acquiring Gulfstream more than 20 years ago, we have made significant investments in research and development (R&D), state-of-the-art manufacturing facilities, and maintenance and support through a combination of product development efforts, capital expansion and Jet Aviation’s global support network. We are also the industry leader in the use of sustainable aviation fuel (SAF) and energy efficient engines.
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

7,750 nautical miles
Mach 0.935
56 feet, 11 inches
49 city-pair records

G650ER

7,500 nautical miles
Mach 0.925
46 feet, 10 inches
76 city-pair records

G650

7,000 nautical miles
Mach 0.925
46 feet, 10 inches
51 city-pair records

G600

6,600 nautical miles
Mach 0.925
45 feet, 2 inches
38 city-pair records

G500

5,300 nautical miles
Mach 0.925
41 feet, 6 inches
56 city-pair records

G400

4,200 nautical miles
Mach 0.90
36 feet, 4 inches

G280

3,600 nautical miles
Mach 0.85
25 feet, 10 inches
87 city-pair records

Note: *Range subject to multiple variables*

The most recent additions to the in-service Gulfstream fleet are two large-cabin aircraft, the G500 and G600, which entered service in 2018 and 2019, respectively. These clean-sheet (i.e., all-new) aircraft replace the G450 and G550 models, whose combined family has an installed base of more than 1,650 aircraft around the world. Our investment included development of a new wing, new avionics, new fuselage and new ergonomically designed larger interiors, as well as systems and technologies to improve the manufacturing process and quality of the platform. As a result, the G500 and G600 are faster, more fuel efficient, and have greater cabin volume, reduced emissions, more range and improved flight controls compared with the aircraft they are replacing. These aircraft hold more than 90 city-pair speed records, and at year-end 2023, cumulative deliveries for the aircraft totaled over 250.
The next model to join the Gulfstream lineup is the ultra-long-range, ultra-large-cabin G700. It combines our most spacious cabin with our advanced Symmetry Flight Deck, the industry’s most technologically advanced flight deck, which we launched on our G500 and G600 aircraft, and the superior high-speed performance of all-new engines to create best-in-class capabilities. We expect the G700 to enter service following certification from the U.S. Federal Aviation Administration (FAA) in early 2024.
In 2021, we introduced two new aircraft, the ultra-long-range, ultra-large-cabin G800 and large-cabin G400, completing a nearly two-decade effort to develop an all-new family of Gulfstream aircraft. Both aircraft combine our industry-leading high-speed range and efficiency, safety enhancements, and our advanced Symmetry Flight Deck. The G800 is Gulfstream’s longest-range aircraft, with an 8,000 nautical mile range at Mach 0.85. The G400 is a clean-sheet design developed in concert with the G500 and G600, thus expanding the commonality across the Gulfstream family of aircraft. The G400 will join a market segment in which Gulfstream has not participated for several decades. Both aircraft will enter service following FAA certification.
The ultra-long-range, ultra-large-cabin G650 and G650ER continue to generate significant customer interest, with approximately 550 aircraft of this family currently operating in 55 countries. Since the first G650 entered service in 2012, its capabilities and reliability have led to significant sales and expansion of our installed base around the globe. Gulfstream’s current product line holds more than 355 city-pair speed records, more than any other business jet manufacturer, led by the G650ER, which holds the National Aeronautic Association’s polar and westbound around-the-world speed records.
Our disciplined and consistent approach to new product development has allowed us to introduce repeatedly first-to-market capabilities that set industry standards for safety, performance, quality, speed and comfort. Product enhancement and development efforts include initiatives in advanced avionics, composites, flight-control and vision systems, acoustics, and cabin technologies.
Gulfstream designs, develops and manufactures aircraft in Savannah, Georgia, including all large-cabin models. The mid-cabin G280 is assembled by a non-U.S. partner. All models are outfitted in Gulfstream’s U.S. facilities. As Gulfstream’s aircraft portfolio and customer base have grown and become increasingly global in reach over the years, we have invested in our facilities and operations around the world. At our Savannah campus, we added new purpose-built manufacturing facilities, increased aircraft service capacity, opened a customer-support distribution center, and expanded our R&D capabilities.
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

In addition to expanding the reach of Gulfstream’s aircraft maintenance network outside the United States, Jet Aviation provides a comprehensive suite of innovative aircraft services for aircraft owners and operators around the world. With approximately 50 locations throughout North America, Europe, the Middle East and the Asia-Pacific region, our offerings include maintenance, completion, aircraft management, charter, staffing and fixed-base operator (FBO) services.
Jet Aviation manages approximately 300 business aircraft globally on behalf of individuals and corporate owners. We operate a leading global FBO network of approximately 30 facilities on four continents and support all aircraft types with a full range of maintenance services, including 24/7 global aircraft-on-ground support. We also operate one of the world’s largest custom completion and refurbishment centers for both narrow- and wide-body aircraft and perform modifications, upgrades and lifecycle sustainment support for various government fleets. We continue to grow our global footprint through acquisitions, expansions and significant renovations in strategic business aviation markets most frequented by these customers. In 2023, we expanded hangar capacity in Scottsdale, Arizona, and in Bozeman, Montana, bringing total U.S. hangar capacity to approximately one million square feet and providing additional capacity for large-cabin aircraft.
The following map displays the broad reach of our combined Gulfstream and Jet Aviation services network, including authorized service centers:
The Aerospace segment places a priority on sustainability throughout its manufacturing and service operations, producing aircraft that maximize fuel efficiency while offering customers options to reduce or eliminate their carbon footprints. Gulfstream and Jet Aviation have been at the forefront of the industry by adopting and expanding the availability of SAF, which achieves as much as an 80% reduction in carbon dioxide emissions per gallon over its lifecycle compared to petroleum-based jet fuel. Gulfstream’s service and test aircraft have flown more than two million nautical miles on SAF since 2016, and in 2019 Gulfstream became the first business jet manufacturer to make SAF available to customers. In November 2023, Gulfstream conducted the world’s first transatlantic flight using 100% SAF. Gulfstream also offers operators the ability to achieve carbon-neutral travel by facilitating the purchase of carbon-offset credits. In addition to actively expanding the availability of SAF at its FBO locations, Jet Aviation allows customers to purchase SAF at locations where it is not available through a book-and-claim system. Since 2019, Jet Aviation has uploaded more than 10 million gallons of blended SAF to its customers.
Revenue for the Aerospace segment was 20% of our consolidated revenue in 2023, 22% in 2022 and 21% in 2021. Revenue by major products and services was as follows:

Year Ended December 31	2023	2022	2021
Aircraft manufacturing	$5,710	$5,876	$5,864
Aircraft services	2,911	2,691	2,271
Total Aerospace	$8,621	$8,567	$8,135
MARINE SYSTEMS
Our Marine Systems segment is the leading designer and builder of nuclear-powered submarines and a leader in surface combatant and auxiliary ship design and construction for the U.S. Navy. We also provide maintenance, modernization and lifecycle support services for Navy ships and maintain the most sophisticated marine engineering expertise in the world to support future capabilities. Our ability to design, build and maintain our nation’s most technologically sophisticated warships is a critical element of the U.S. defense industrial base. In addition to Navy ships, we have designed and built ocean-going Jones Act ships for commercial customers. Marine Systems consists of three business units — Electric Boat, Bath Iron Works and NASSCO.
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
Electric Boat is the prime contractor and lead shipyard on all Navy nuclear-powered submarine programs. The business is responsible for all aspects of design and engineering and leads the construction of both Columbia-class ballistic-missile submarines and Virginia-class attack submarines.
The Columbia-class ballistic-missile submarine is a 12-boat program that the Navy considers its top acquisition priority. Accordingly, the program has received the highest possible rating from the government’s Defense Priorities and Allocations System. These submarines will provide strategic deterrent capabilities for decades, with the first boat scheduled for delivery in 2027 to begin replacement of the current Ohio-class ballistic-missile submarine fleet as it reaches the end of its service life. Construction is scheduled to continue for two decades, and the value of the Navy’s program of record is in excess of $115 billion.
The Navy procures Virginia-class submarines in multi-boat blocks at a two-per-year rate. Along with an industry partner, we are currently working on Blocks IV and V in the program, with 16 Virginia-class submarines in our backlog scheduled for delivery through 2032. Ten of the boats in Block V will include the Virginia Payload Module, an 84-foot Electric Boat-designed-and-built hull section that adds four additional payload tubes, more than tripling the strike capacity of these submarines and providing unique capabilities to support special missions.
We have invested significant capital over the past several years in expanded and modernized facilities at Electric Boat to support the growth in submarine construction, and will work with our Navy customer on any additional construction needs that could develop in light of increased submarine demand. Equal to the commitment of capital is our commitment to developing our Electric Boat workforce. While the steepest portion of our personnel ramp is behind us, we still expect the Electric Boat workforce to continue to grow to enable sustained production of one Columbia-class submarine plus two Virginia-class submarines per year and have the capacity to support additional AUKUS-related demand. Along with strong contributions from the states of Connecticut and Rhode Island, we continue to invest in the training and tools necessary for our employees to deliver these next-generation submarines to the Navy on time and on budget. We are also working with our growing network of approximately 3,000 suppliers — mostly small businesses — to support concurrent production of the two submarine programs.
Bath Iron Works builds the Arleigh Burke-class (DDG-51) guided-missile destroyer and manages modernization and lifecycle support for all Navy destroyers. In 2023, we were awarded a contract from the Navy for construction of three Flight III DDG-51 destroyers. We have a total of 12 ships in backlog scheduled for delivery through 2032.
NASSCO specializes in Navy auxiliary and support ships and is currently building the Expeditionary Sea Base (ESB), which serves as an afloat forward-staging base for U.S. Marines and special operations forces, and the John Lewis-class (T-AO-205) fleet replenishment oiler. Work on the two ESBs in backlog will continue into 2026, while the seven T-AO-205 ships currently in backlog have deliveries planned into 2028. NASSCO has also designed and built crude oil and product tankers and container and cargo ships for commercial customers, satisfying Jones Act requirements that ships carrying cargo between U.S. ports be built in U.S. shipyards.

On December 31, 2023, backlog for our major ship construction programs and the scheduled final delivery date of ships currently in backlog were as follows:

Virginia-class submarine
$18 billion (16 ships)
2032
Columbia-class submarine
$13.3 billion* (first 2 ships)
2029
Arleigh Burke-class (DDG-51) destroyer
$8.5 billion (12 ships)
2032
John Lewis-class (T-AO-205) fleet replenishment oiler
$2 billion (7 ships)
2028
Expeditionary Sea Base (ESB) auxiliary support ship
$0.5 billion (2 ships)
2026

*Includes both engineering and construction, as well as long-lead materials for future ships

In addition to design and construction activities, our Marine Systems segment provides comprehensive post-delivery services to modernize and extend the service life of these and other Navy ships. NASSCO conducts full-service maintenance and surface-ship repair operations in Navy fleet concentration areas in San Diego, California; Norfolk, Virginia; Bremerton, Washington; and Mayport, Florida. Electric Boat provides submarine maintenance and modernization services in a variety of U.S. locations, and Bath Iron Works provides lifecycle support services for Navy surface ships in both U.S. and overseas ports. In support of allied navies, we offer program management, planning, engineering and design support for submarine construction programs.
Revenue for the Marine Systems segment was 29% of our consolidated revenue in 2023, 28% in 2022 and 27% in 2021. Revenue by major products and services was as follows:

Year Ended December 31	2023	2022	2021
Nuclear-powered submarines	$8,631	$7,310	$7,117
Surface ships	2,698	2,561	2,328
Repair and other services	1,132	1,169	1,081
Total Marine Systems	$12,461	$11,040	$10,526

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
Land Systems is the sole-source producer of two foundational products central to the U.S. Army’s warfighting capabilities — the Abrams main battle tank and Stryker wheeled combat vehicle. Both of these platforms are core components of the multi-domain, joint war fight envisioned on the battlefield of the future.
We are maximizing the effectiveness and lethality of the Army’s M1A2 Abrams tank fleet with next-generation upgrades through continued delivery of the system enhancement package version 3 (SEPv3) configuration. This package provides technological advancements in communications, power generation, fuel efficiency, optics and armor. We also continue to upgrade Abrams tanks for several non-U.S. partners.
In 2023, the Army announced that it will develop the new M1E3 Abrams main battle tank, which will make capability improvements needed to fight and win against future threats. The “E” identifier reflects that the program is an engineering change that is more significant than a minor modification. The development of the M1E3 Abrams will include the latest systems architecture standards, allowing for quicker technology upgrades and requiring fewer resources, and will enhance efficacy through reduced sustainment footprint and increased tactical mobility.
The Stryker is an eight-wheeled, medium-weight combat vehicle that combines lethality, mobility and survivability. Land Systems continues to develop upgrades and enhancements to this highly versatile and combat-proven platform to address the Army’s evolving operational needs. We are currently fielding an enhanced Stryker platform that includes the double-V-hull for survivability, increased power, improved cross-country mobility and an advanced digital, in-vehicle network. We have completed fielding these vehicles for the second of nine Army brigades, as well as for the Army’s Ranger Regiment. In addition, coordination continues with the Army for next-generation upgrades to the platform and new uses for the vehicle. Leveraging our rapid prototyping expertise and customer intimacy, we continue to expand the mission capabilities of this platform, including an air defense mission package (M-SHORAD), a state-of-the-art electronic warfare suite, a high-energy laser, a high-power microwave, and several command post options.
In 2022, we were awarded a low-rate initial production (LRIP) contract for the Army’s M10 Booker combat vehicle (formerly known as Mobile Protected Firepower) — the first ground combat vehicle to transition from prototype to production in 40 years. The M10 Booker vehicle will enhance the relevance of Infantry Brigade Combat Teams in large-scale combat operations against near-peer threats. The highly lethal, survivable and mobile direct-fire combat vehicle melds recently developed and battle-tested designs to dominate ground threats on the multi-domain battlefield.
Combat Systems provides similar capabilities for U.S. allies and partners through export opportunities and through our operations in several countries around the world, including Canada, the United Kingdom, Spain, Switzerland, Austria, Germany and Romania. As a result, we have a market-leading position in light armored vehicles (LAVs) with more than 12,000 of the high-mobility, versatile Pandur, Piranha and other LAVs in service worldwide.
Land Systems is producing 399 new LAVs for the Canadian army in eight variants, including ambulances, command posts, maintenance and recovery vehicles, and troop-carrying vehicles, as well as upgrading its existing fleet. Land Systems is also producing the British Army’s Ajax armored fighting vehicle, a next-generation, medium-weight tracked combat vehicle. With six variants, including a reconnaissance vehicle, an armored personnel carrier and various support platforms, the Ajax family of vehicles offers advanced electronic architecture and proven technology for a balance of survivability, lethality and mobility, along with high reliability for a vehicle in its weight class.
ELS is producing and upgrading Piranha vehicles, a premier 8x8 armored combat vehicle, around the world. We are currently providing Piranha 5 vehicles for several countries, including Denmark, Romania and Spain. Additionally, we provide mobile bridge systems with payloads ranging from 100 kilograms to 100 tons to customers worldwide. We offer the ASCOD, a highly versatile tracked combat vehicle with multiple versions, including the Spanish Pizarro and the Austrian Ulan. ELS also offers Duro and Eagle tactical vehicles in a range of options and weight classes and is currently producing these vehicles for Luxembourg, Switzerland and Germany, while providing a full range of product support for the German armed forces.
We are expanding our platform capabilities through continued investment in robotic and autonomous vehicle technology. We have developed the Multi-Utility Tactical Transport (MUTT), a semi-autonomous robotic platform that can be equipped with an array of modular mission payloads for use alongside dismounted soldiers. This platform was selected as the Army’s first robotic vehicle program of record and is officially designated as the Small Multipurpose Equipment Transport (S-MET). Additionally, we have developed the Tracked Robot 10-ton (TRX) prototype, a medium-sized, semi-autonomous combat vehicle that enables critical battlefield roles, such as direct and indirect fire, autonomous resupply, reconnaissance and other battlefield missions.

On December 31, 2023, the installed base for our major vehicle programs, as well as the quantity and scheduled final delivery date of vehicles and vehicle upgrades in backlog were as follows:

Vehicle	Installed Base		Backlog	
		Vehicle Quantity	*Countries*	*Vehicle Quantity*	*Final Delivery*
	ABRAMS Main Battle Tank	*4,035*	*10*	*609*	*2026*
	STRYKER Wheeled Vehicle	*4,096*	*3*	*581*	*2025*
	M10 BOOKER Combat Vehicle	*–*	*–*	*60*	*2025*
	LAV	*4,795*	*9*	*498*	*2032*
	AJAX / ASCOD Tracked Vehicle	*522*	*4*	*472*	*2028*
	PANDUR / PIRANHA Armored Vehicle	*7,236*	*25*	*635*	*2027*
	DURO / EAGLE Tactical Vehicle	*2,630*	*5*	*417*	*2025*

Complementing these military-vehicle offerings, OTS designs, develops and produces a comprehensive array of sophisticated weapon systems for ground forces. OTS produces next-generation weapon and defense systems for shipboard, aircraft and ground applications, including high-speed Gatling guns for all U.S. fighter aircraft (such as the F-35 Joint Strike Fighter) and combat vehicle active protection systems.
OTS’s munitions portfolio covers the full breadth of naval, air and ground forces applications across all calibers and weapon platforms for the U.S. government and its non-U.S. partners. Globally, we maintain a market-leading position in the supply of Hydra-70 rockets, bomb bodies, large-caliber tank ammunition, medium-caliber ammunition, military propellants, mortar and a 155mm artillery suite of ammunition. In 2023, OTS received awards to expand its existing metal parts production capacity from 18,000 to 86,000 rounds per month by 2025 and expand existing propellant capacity from 4 million to 16 million pounds per year by 2028 while establishing capacity for 155mm load, assemble, and pack (LAP) to 50,000 rounds per month by 2025. The OTS facilities and production expansion supports the U.S. Army’s effort to accelerate artillery production.
OTS is the systems integrator for the next generation of artillery solutions in support of the Army’s Indirect Fire Modernization objectives. Additionally, OTS maintains a leading position providing missile subsystems in support of U.S. tactical and strategic missiles, provisioning both legacy and next-generation missiles with critical aerostructures, control actuators, high-performance warheads, and cutting-edge hypersonic rocket cases.
Revenue for the Combat Systems segment was 20% of our consolidated revenue in 2023, 18% in 2022 and 19% in 2021. Revenue by major products and services was as follows:

Year Ended December 31	2023	2022	2021
Military vehicles	$5,036	$4,581	$4,699
Weapons systems, armament and munitions	2,442	2,024	2,006
Engineering and other services	790	703	646
Total Combat Systems	$8,268	$7,308	$7,351
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
•consulting, technology solutions and mission-support services;
•mobile communication, computers, command-and-control and cyber (C5) mission systems; and
•intelligence, surveillance and reconnaissance (ISR) solutions.
Over the past decade, the U.S. Department of Defense (DoD), the intelligence community and federal civilian agencies have increasingly prioritized technology solutions as a critical element of their missions, transforming technology resources from back-office support functions to a strategic priority for this customer community. The coronavirus (COVID-19) pandemic, expanded cyberthreats and demand for advanced warfighter connectivity have accelerated these trends, adding urgency to required technology investments. The result is a significant increase in federal information technology (IT) modernization and technology spending in recent years and a shift to large-scale, end-to-end, highly engineered solutions that require a broad array of integrated technology services and hardware offerings to meet these customer demands.
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
GDIT develops tailorable digital solutions and services developed specifically to meet mission needs in our customers’ operating environments. These solutions, known as our Digital Accelerators, are at the forefront of technological trends, and include zero trust, artificial intelligence (AI) for mission applications, AI for IT operations, hybrid multi-cloud, software factory, 5G, defensive cyber, and post-quantum cryptography.

GDIT provides digital consulting services, modernizes large-scale IT enterprises and deploys the latest technologies to optimize and protect customer networks, data and information. Operating thousands of complex digital modernization programs across the federal government, GDIT’s expansive portfolio includes cloud services, cybersecurity, network modernization, AI, application development, high-performance computing, and 5G and next-generation wireless communications.
Mission Systems is a defense electronics manufacturer and integrator for C5ISR applications in all domains. Our products and solutions are built into platforms and integrated systems on which our customers rely. The business’ portfolio includes both prime contract programs with government customers as well as subcontract positions with large platform providers to develop and integrate technologies to make their systems smarter and more secure.
The Technologies segment leverages its scale, partnerships and deep knowledge of its customers’ missions and challenges to bring innovation to those customers across a portfolio of thousands of contracts. While no individual contract is material to the segment’s results, the following highlights provide a sampling of the value of this business.
GDIT delivers a full spectrum of cloud solutions and services to modernize customers’ legacy IT infrastructures and systems. These cloud capabilities advance security and accelerate access to cutting-edge technologies such as high-performance computing and AI. For the National Geospatial-Intelligence Agency (NGA), GDIT is providing hybrid cloud services, including commercial clouds and data centers, and innovative IT design, engineering, implementation and operations support services to the NGA and its mission partners. In the federal civilian market, GDIT is modernizing the electronic health record system of the Indian Health Service, an agency within the Department of Health and Human Services that provides federal health services to 2.6 million American Indians and Alaska Natives across the country.
We apply AI to expand the human capacity to make better decisions and implement smarter actions as we automate, secure and enhance our customers’ operations. For the Department of Veterans Affairs (VA), GDIT leverages managed services and AI to accelerate veteran benefits claims processing, develops applications and software to improve the veteran user experience, and provides on-demand 24/7/365 IT support to more than 500,000 VA personnel nationwide. In the federal civilian sector, GDIT’s high-performance supercomputers, ranked two of the fastest in the world by TOP500, run the National Oceanic and Atmospheric Administration (NOAA) operational models used to forecast the weather and model climate data. We recently expanded the computing capacity of these supercomputers by 20%, allowing NOAA to provide more complex, detailed forecasting models.
To adapt to a constantly evolving threat landscape, GDIT embeds cyber solutions into every aspect of digital modernization. More than 3,000 cyber professionals support cyber projects across 30 federal government agencies. GDIT is also a market leader in the deployment of zero trust, a government mandate and cybersecurity strategy to ensure perpetual security of networks, applications and data. This work includes supporting the U.S. Army National Guard’s Department of Defense Information Network’s IT infrastructure, cybersecurity, application hosting and associated services. This enterprise network, one of the largest in the DoD, provides soldiers with access to the internet; allows them to connect securely with other databases and networks; and provides leaders with tools for training, mission planning and execution. We are also implementing comprehensive security services for the U.S. Air Force including information, personnel and communications security, counterintelligence analysis and cybersecurity assessments.

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
We are working with our U.S. Army customer to adapt elements of advanced resilient radio frequency (RF) to address battlefield realities such as jamming, spoofing, cyberattacks and lack of ground connectivity. For the Canadian army we were recently selected to provide the Land Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) system.
Mission Systems continues to help advance our nation’s position in the space domain. The U.S. Space Development Agency (SDA) selected Mission Systems to establish the ground operations and integration segment for Tranche 1 of the National Defense Space Architecture by building ground entry points and operations centers, as well as providing network operations and systems integration services for the SDA’s next tranche of proliferated low-earth orbit satellites. In addition, we provide critical subsystems for data processing and security of space assets across multiple space vehicle platforms.
In the maritime domain, we have a more than 60-year legacy of providing critical systems to the Navy’s submarine programs. These include advanced fire-control and weapon launch systems, tactical control systems, specialized hardware and software solutions for acoustics, cybersecurity, torpedo guidance and other core capabilities that are essential for submarine modernization with U.S. and allied forces.
Mission Systems also continues to invest in autonomous capabilities both undersea and in the air. Our Unmanned Undersea Vehicle (UUV) Manufacturing and Assembly Center of Excellence provides manufacturing, assembly, integration and testing capabilities for Mission Systems’ Knifefish and Bluefin Robotics UUVs, as well as the Hammerhead program for the Navy. In addition, we support a variety of manned and unmanned aerial vehicle (UAV) platforms with mission-critical processing and security subsystems on both modern combat and ISR aircraft as well as emerging capabilities like the Collaborative Combat Aircraft.
Revenue for the Technologies segment was 31% of our consolidated revenue in 2023, 32% in 2022 and 33% in 2021. Revenue by major products and services was as follows:

Year Ended December 31	2023	2022	2021
IT services	$8,459	$8,195	$8,069
C5ISR solutions	4,463	4,297	4,388
Total Technologies	$12,922	$12,492	$12,457

CUSTOMERS
In 2023, 72% of our consolidated revenue was from the U.S. government, 14% was from U.S. commercial customers, 8% was from non-U.S. government customers and the remaining 6% was from non-U.S. commercial customers.

U.S. GOVERNMENT
Our primary customer is the DoD. We also contract with other U.S. government customers, including the intelligence community and the Departments of Homeland Security and Health and Human Services. Our revenue from the U.S. government was as follows:

Year Ended December 31	2023	2022	2021
DoD	$24,720	$22,250	$21,386
Non-DoD	4,711	4,808	4,862
Foreign military sales (FMS)*	896	633	598
Total U.S. government	$30,327	$27,691	$26,846
% of total revenue	72%	70%	70%
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
Of our U.S. government revenue, fixed-price contracts accounted for 53% in 2023, 56% in 2022 and 57% in 2021; cost-reimbursement contracts accounted for 41% in 2023, 38% in 2022 and 36% in 2021; and time-and-materials contracts accounted for 6% in 2023 and 2022, and 7% in 2021.
For information on the advantages and disadvantages of each of these contract types, see Note B to the Consolidated Financial Statements in Item 8.
U.S. COMMERCIAL
Our U.S. commercial revenue was $5.8 billion in 2023, $5.7 billion in 2022 and $4.8 billion in 2021, which represented 14%, 15% and 12% of our consolidated revenue in each of the respective years. The majority of this revenue was for business jet aircraft and related services where our customer base consists of individuals and public and privately held companies across a wide range of industries.
NON-U.S.
Our revenue from non-U.S. government and commercial customers was $6.1 billion in 2023, $6 billion in 2022 and $6.8 billion in 2021, which represented 14% of our consolidated revenue in 2023, 15% in 2022 and 18% in 2021.
We conduct business with customers around the world. Our non-U.S. defense subsidiaries maintain long-term relationships with their customers and have established themselves as principal regional suppliers and employers, providing a broad portfolio of products and services.
Our non-U.S. commercial revenue consists primarily of business jet aircraft exports and worldwide aircraft services. While the installed base of aircraft is concentrated in North America, orders from customers outside North America represent a significant portion of our aircraft business with approximately 40% of the Aerospace segment’s aircraft backlog on December 31, 2023.

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
DEFENSE MARKET COMPETITION
The U.S. government contracts with numerous domestic and non-U.S. companies for products and services. We compete against other contractors as well as smaller companies that specialize in a particular technology or capability. Outside the United States, we compete with global defense contractors’ exports and the offerings of local, private and state-owned defense manufacturers. Our Marine Systems segment has one primary competitor with which it also partners on the Virginia-class submarine program, and to which it subcontracts on the Columbia-class submarine program. For commercial and repair work, the Marine Systems segment competes with several additional U.S. shipyards. Our Combat Systems segment competes with a large number of U.S. and non-U.S. businesses. Our Technologies segment competes with many companies, from large government contracting and commercial technology companies to small niche competitors with specialized technologies or expertise. The operating cycle of many of our major programs can result in sustained periods of program continuity when we perform successfully.
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

HUMAN CAPITAL MANAGEMENT
Our company is a global community of approximately 111,600 employees dedicated to our Ethos of transparency, trust, honesty and alignment. These four core values drive how we operate our business; govern how we interact with each other, our customers, partners and suppliers; guide the way that we treat our workforce; and determine how we connect with our communities. Our commitment to ethical business practices is outlined in our Standards of Business Ethics and Conduct, which states our expectation that all employees conduct business in accordance with our Ethos, applicable laws and our policies. Each employee is asked to acknowledge receipt, understanding of and compliance with our standards.
Due to the highly specialized nature of our business, we must hire and train skilled and qualified people to design and build the products and perform the services required by our customers. This includes upskilling employees to advance within the workplace. The health, welfare and safety of our employees is paramount throughout our workplaces. This effort starts with treating all employees with dignity and respect and providing them with fair, market-based, competitive and equitable compensation. We recognize and reward the performance of our employees in line with our pay-for-performance philosophy and provide a comprehensive suite of benefit options that aim to enable our employees and their dependents to live healthy and productive lives.
Across our businesses, we take measures to prevent workplace hazards, encourage healthy and safe behaviors and enforce a culture of continuous improvement to ensure that our processes help reduce safety incidents and illnesses and comply with applicable health and safety laws.
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
2023 WORKFORCE STATISTICS
•Approximately 84% of our employees are based in the United States, of which roughly 70% are white, 30% are people of color, 19% are veterans of the U.S. armed forces and 8% have self-reported having a disability. The remaining 16% of our workforce is based internationally in over 65 countries with the primary concentrations being in North America and Europe. Approximately 22% of our workforce is represented by collective bargaining agreements. In 2023, we renewed the collective bargaining agreements for the majority of our represented employees.
•Our global workforce is 76% male and 24% female, and our senior leadership teams across the business are represented by 73% males and 27% females. During 2023, the diversity profile of our workforce continued to improve across our businesses, as we hired more than 23,400 individuals of which 73% were male and 27% were female. For our approximately 19,400 U.S.-based hires in 2023, 60% were white and 40% were people of color.

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

AVAILABLE INFORMATION
We file reports and other information with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act). These reports and information include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. Free copies of these items, and any amendments to those items filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available on our website (gd.com) as soon as practicable after we electronically file such items with, or furnish them to, the SEC. The SEC maintains a website (sec.gov) that contains reports, proxy and information statements, and other information.
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
Risks Relating to Our Business and Industry
The U.S. government provides a significant portion of our revenue. In 2023, approximately 70% of our consolidated revenue was from the U.S. government. Levels of U.S. defense spending may be impacted by numerous factors, such as the domestic political environment, changes in national and international priorities, and threats to national security. Competing demands for federal funds can pressure various areas of spending. Decreases in U.S. government defense and other spending or changes in spending allocation or priorities could result in one or more of our programs being reduced, delayed or terminated, which could impact our financial performance.
For additional information relating to U.S. government budget and funding matters, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
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
Our Aerospace segment is subject to changing customer demand for business aircraft. The business jet market is driven by the demand for business-aviation products and services by corporate, individual and government customers in the United States and around the world. Customer demand can be affected by a number of factors, including changes in general economic conditions, the availability and cost of credit, pricing pressures and trends in capital goods markets. An adverse change in customer demand for our business-aviation products and services could materially affect our future revenue and earnings. In addition, if customers default on existing contracts and the contracts are not replaced, the segment’s anticipated revenue and profitability could be reduced materially.
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
Other Business and Operational Risks
Our business could be negatively impacted by cybersecurity events and other disruptions. We face various cybersecurity threats, including threats to our IT infrastructure and attempts to gain unauthorized access to our proprietary or classified information, denial-of-service attacks, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. We also design and manage IT systems and products for various customers. We generally face the same security threats for these systems and products as for our own internal systems. In addition, we face cybersecurity threats from entities and persons that may seek to target us through our customers, suppliers and other third parties with whom we do business. Many of these cybersecurity threats are increasingly sophisticated and constantly evolving. Accordingly, we maintain information security staff, policies and procedures for managing risk to our information systems, and we review and update our policies, procedures and practices in light of evolving threats. We conduct employee training on cybersecurity to mitigate persistent and continuously evolving cybersecurity threats, and we report cybersecurity events or losses of customer data to affected customers and applicable regulatory authorities. However, there can be no assurance that any such actions, including the timeliness of our efforts to review, update or implement policies, procedures and practices in light of evolving threats, or the safeguards put in place by our customers, suppliers and other parties on which we rely, will be sufficient to detect, prevent and mitigate cybersecurity breaches or disruptions, or the unauthorized release of sensitive information or corruption of data.
We have experienced cybersecurity events and disruptions such as viruses and attacks targeting our IT systems. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could have a materially adverse impact on our company by, among other things, causing harm to our business, financial condition, results of operations or reputation; disrupting our operations; exposing us to potential liability, regulatory actions and loss of business; and challenging our eligibility for future work on sensitive or classified systems for government customers. Due to the evolving nature of these security threats, the potential impact of any future incident cannot be predicted. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.
Our business may continue to be negatively impacted by the coronavirus (COVID-19) pandemic and could be negatively impacted by other pandemics and outbreaks. The COVID-19 pandemic has had, and could continue to have, a negative effect on our business, results of operations and financial condition. This includes disruptions or restrictions on our employees’ ability to work effectively, temporary closures of our facilities and the facilities of our customers, and the imposition of quarantine and travel restrictions that have and may in the future negatively affect demand for our products and services and result in supply-chain disruptions. Any such effects could materially adversely affect our ability to perform on our contracts. Any cost increases that result from these effects may not be fully recoverable on our contracts or adequately covered by insurance.
Other outbreaks of contagious diseases, including new variants of COVID-19, or other adverse public health developments in countries where we operate or our customers are located, could similarly adversely affect our business, results of operations and financial condition in the future.
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
Further, while we continuously evaluate and seek opportunities to improve our climate-related measures, there can be no assurance that changes in customer demand patterns and competition, as well as potential reputational risks, related to climate change will not adversely affect our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We face various cybersecurity threats. The purpose of our cybersecurity program is to assess, identify, manage and mitigate cybersecurity risk while supporting the achievement of our business objectives.
Under our comprehensive risk management program, the board of directors (Board) of the company maintains oversight of the most significant risks facing the company, including cybersecurity risks, while senior management is responsible for the identification and prioritization of risks that are material to our business, corresponding risk-mitigation efforts and day-to-day management of our risk management program. The full Board retains oversight over management’s cybersecurity efforts. At least annually, and often more frequently, the Board receives cybersecurity briefings from senior executives, including, when appropriate, executives focused on cybersecurity matters.
Our companywide cybersecurity policy sets the framework for our approach to cybersecurity. Each business unit and our corporate headquarters designates individuals with appropriate qualifications and experience to be responsible for addressing cybersecurity matters, including assessing, identifying and managing risks from cybersecurity threats, with a direct reporting line to senior management. Under our approach to cybersecurity, each business unit designs and operates its own information and cybersecurity program tailored to its market, customer requirements, regulatory requirements and threats. Our cybersecurity policy and procedures are designed to ensure senior management receives timely and adequate information regarding cybersecurity matters, including threats and incident response, as appropriate to the matter. Our policies and procedures are also designed to oversee and identify material cybersecurity risks related to third-party vendors and service providers.
Our companywide Cyber Council, comprised of information technology and cybersecurity executives from our business units, shares information and cybersecurity practices throughout the company, recommends policy and procedure updates and tracks emerging trends. The chair of the Cyber Council reports directly to the company’s chief executive officer.
As part of our approach to cyber risk management, we regularly perform internal audits of internal processes and controls relating to cybersecurity. From time to time, as appropriate under our overall cybersecurity program, we engage third-party experts to support the assessment of cyber related risks, including to conduct cyber penetration testing.

See Item 1A—Risk Factors above for additional discussion of various risks related to cybersecurity that are reasonably likely to have a material impact on our company, including our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES
We operate in a number of offices, manufacturing plants, laboratories, warehouses and other facilities in the United States and abroad. We believe our facilities are adequate for our present needs and, given planned improvements and construction, expect them to remain adequate for the foreseeable future.
On December 31, 2023, our segments had material operations at the following locations:
•Aerospace – Mesa and Scottsdale, Arizona; Van Nuys, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Westfield, Massachusetts; Teterboro, New Jersey; New York, New York; Tulsa, Oklahoma; Dallas and Fort Worth, Texas; Appleton, Wisconsin; Sydney, Australia; Beijing, China; Mexicali, Mexico; Singapore; Basel, Switzerland; Farnborough, United Kingdom.
•Marine Systems – San Diego, California; Groton and New London, Connecticut; Jacksonville, Florida; Honolulu, Hawaii; Bath and Brunswick, Maine; Middletown and North Kingstown, Rhode Island; Norfolk and Portsmouth, Virginia; Bremerton, Washington; Mexicali, Mexico.
•Combat Systems – Anniston, Alabama; East Camden, Arkansas; Healdsburg, California; Crawfordsville, St. Petersburg and Tallahassee, Florida; Marion, Illinois; Saco, Maine; Sterling Heights, Michigan; Lima, Ohio; Eynon, Scranton and Wilkes-Barre, Pennsylvania; Garland and Mesquite, Texas; Joint Base Lewis-McChord, Washington; Vienna, Austria; Le Gardeur, London and Valleyfield, Canada; Kaiserslautern, Germany; Madrid, Sevilla and Trubia, Spain; Bürglen, Kreuzlingen, and Tägerwilen, Switzerland; Merthyr Tydfil, United Kingdom.
•Technologies – Daleville, Alabama; Scottsdale, Arizona; Orlando, Florida; Bossier City, Louisiana; Annapolis Junction, Maryland; Dedham, Pittsfield and Taunton, Massachusetts; Bloomington, Minnesota; Rensselaer, New York; Greensboro, North Carolina; Chesapeake and Marion, Virginia; multiple locations in Northern Virginia; Ottawa, Canada; Oakdale and St. Leonards, United Kingdom.
A summary of floor space by segment on December 31, 2023, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	5.7	10.1	0.5	16.3
Marine Systems	8.8	4.8	—	13.6
Combat Systems	6.7	5.6	4.9	17.2
Technologies	3.1	7.3	0.9	11.3
Total square feet	24.3	27.8	6.3	58.4

ITEM 3. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note M to the Consolidated Financial Statements in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
All of our executive officers are appointed annually. None of our executive officers were selected pursuant to any arrangement or understanding between the officer and any other person. Set forth below is information regarding our executive officers as of February 8, 2024 (references are to positions with General Dynamics Corporation, unless otherwise noted):

Name, Position and Office	Age

Jason W. Aiken – Executive Vice President, Technologies and Chief Financial Officer since January 2023; Senior Vice President and Chief Financial Officer, January 2014 - December 2022; Vice President of the company and Chief Financial Officer of Gulfstream Aerospace Corporation, September 2011 - December 2013; Vice President and Controller, April 2010 - August 2011; Staff Vice President, Accounting, July 2006 - March 2010	51

Christopher J. Brady – Vice President of the company and President of General Dynamics Mission Systems since January 2019; Vice President, Engineering of General Dynamics Mission Systems, January 2015 - December 2018; Vice President, Engineering of General Dynamics C4 Systems, May 2013 - December 2014; Vice President, Assured Communications Systems of General Dynamics C4 Systems, August 2004 - May 2013	61

Mark L. Burns – Vice President of the company and President of Gulfstream Aerospace Corporation since July 2015; Vice President of the company since February 2014; President, Product Support of Gulfstream Aerospace Corporation, June 2008 - June 2015	64

Danny Deep – Vice President of the company and President of General Dynamics Land Systems since April 2020; Chief Operating Officer of General Dynamics Land Systems, September 2018 - April 2020; Vice President of General Dynamics Land Systems – Canada, January 2011 - September 2018	54

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary since January 2010; Vice President and Deputy General Counsel, July 2008 - January 2010; Managing Partner of Jenner & Block LLP, January 2005 - June 2008	64

M. Amy Gilliland – Senior Vice President of the company since April 2015; President of General Dynamics Information Technology since September 2017; Deputy for Operations of General Dynamics Information Technology, April 2017 - September 2017; Senior Vice President, Human Resources and Administration, April 2015 - March 2017; Vice President, Human Resources, February 2014 - March 2015; Staff Vice President, Strategic Planning, January 2013 - February 2014; Staff Vice President, Investor Relations, June 2008 - January 2013	49

Kevin M. Graney – Vice President of the company and President of Electric Boat Corporation since October 2019; Vice President of the company and President of NASSCO, January 2017 - October 2019; Vice President and General Manager of NASSCO, November 2013 - January 2017	60

Kimberly A. Kuryea – Senior Vice President, Human Resources and Administration since April 2017; Vice President and Controller, September 2011 - March 2017; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 - August 2011; Staff Vice President, Internal Audit, March 2004 - October 2007	56

William A. Moss – Vice President and Controller since April 2017; Staff Vice President, Internal Audit, May 2015 - March 2017; Staff Vice President, Accounting, August 2010 - May 2015	60

Phebe N. Novakovic – Chairman and Chief Executive Officer since January 2013; President and Chief Operating Officer, May 2012 - December 2012; Executive Vice President, Marine Systems, May 2010 - May 2012; Senior Vice President, Planning and Development, July 2005 - May 2010; Vice President, Strategic Planning, October 2002 - July 2005	66

Mark C. Roualet – Executive Vice President, Combat Systems, since March 2013; Vice President of the company and President of General Dynamics Land Systems, October 2008 - March 2013; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 - October 2008	65

Robert E. Smith – Executive Vice President, Marine Systems, since July 2019; Vice President of the company and President of Jet Aviation, January 2014 - July 2019; Vice President and Chief Financial Officer of Jet Aviation, July 2012 - January 2014	56

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the trading symbol “GD.”
On January 28, 2024, there were approximately 9,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note R to the Consolidated Financial Statements contained in Item 8.
We did not make any unregistered sales of equity securities in 2023.

The following table provides information about our fourth-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

			Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Period	Total Number of Shares	Average Price per Share
Shares Purchased Pursuant to Share Buyback Program
10/2/23-10/29/23	—	$—	—	—
10/30/23-11/26/23	—	—	—	—
11/27/23-12/31/23	—	—	—	—

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
10/2/23-10/29/23	—	—
10/30/23-11/26/23	480	239.65
11/27/23-12/31/23	139	248.25
	619	241.58
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On December 31, 2023, 4.7 million shares remained authorized by our board of directors for repurchase. For additional information relating to our purchases of common stock during the past three years, see Note N to the Consolidated Financial Statements in Item 8.

The following performance graph compares the cumulative total return to shareholders on our common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s 500 Index and the Standard & Poor’s Aerospace & Defense Index, both of which include General Dynamics.
Cumulative Total Return
Based on Investments of $100 Beginning December 31, 2018
(Assumes Reinvestment of Dividends)
(in per-share amounts)

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2018
2019
2020
2021
2022
2023
General Dynamics
S&P Aerospace & Defense
S&P 500

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per-share amounts or unless otherwise noted)
For an overview of our operating segments, including a discussion of our major products and services, see the Business discussion contained in Item 1. The following discussion of our financial condition and results of operations for 2023 compared with 2022 should be read in conjunction with our Consolidated Financial Statements included in Item 8, while a discussion of 2022 compared with 2021 can be found in Item 7 of our annual report on Form 10-K for the year ended December 31, 2022.

BUSINESS ENVIRONMENT
GLOBAL EVENTS
The coronavirus (COVID-19) pandemic caused significant disruptions to national and global economies and government activities, including supply chain and staffing challenges. Additionally, in response to the Russian invasion of Ukraine, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions (collectively, global sanctions) targeting Russia and Belarus. The conflict and these sanctions have caused some disruptions to global economies and some global businesses, including heightened cybersecurity risks, increased energy costs and foreign currency exchange rate fluctuations, as well as exacerbated existing supply chain challenges and inflationary pressures. Lastly, the impact of the war between Israel and Hamas continues to evolve.
The disruptions caused by these events continue to impact global economies and businesses. The primary impact to our business is supply chain challenges, including inflationary pressures. In our Aerospace segment, supply chain challenges have paced our ability to ramp up production in response to strong customer demand for our aircraft and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. This includes the Israel-Hamas war’s impact on our Israel-based supplier of mid-cabin aircraft. Within our defense segments, the COVID-19 pandemic resulted in supply chain challenges and impacted the regional availability of skilled labor, which we continue to experience, particularly in our Marine Systems segment. The Russia-Ukraine conflict and increased threat environment has created additional demand for our products and services, particularly in our Combat Systems segment.
Any longer-term impact of these global events to our business is currently unknown due to the uncertainty around duration and their broader impact. For additional information, see the Risk Factors in Part I, Item 1A.

OUR MARKETS
With approximately 70% of our revenue from the U.S. government, government spending levels — particularly defense spending — influence our financial performance. The Congress has not yet passed a defense appropriations bill for the government’s current fiscal year. However, the government has been operating under a continuing resolution (CR) that provides funding for some federal agencies through March 1, 2024, and other federal agencies through March 8, 2024. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels until the current year appropriations bill is signed into law. Therefore, the U.S. Department of Defense (DoD) is prohibited from starting new programs or increasing funding on existing programs unless there is an exception for the program included in the CR. The current CR included an exception allowing the DoD to obligate funds for the construction of the second submarine under the existing Columbia-class submarine program. We do not anticipate the current CR having a material impact on our results of operations, financial condition or cash flows. However, the impact to our business from an extended CR or government shutdown that may result from any continuing delay by Congress to pass a new defense appropriations bill would depend on the duration and government implementation of the CR or shutdown.
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
In our Aerospace segment, we expect our investment in the development of new aircraft products and technologies to support the segment’s long-term growth. Similarly, we believe our aircraft services business will be a source of steady revenue growth as the global business jet fleet continues to grow.

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

CONSOLIDATED OVERVIEW
2023 IN REVIEW
•Strong operating performance:
◦Record-high revenue of $42.3 billion, an increase of 7.3% from 2022
◦Operating earnings of $4.2 billion with sequential growth throughout the year
◦Record-high cash provided by operating activities of $4.7 billion, or 142% of net earnings
•Record-high year-end backlog of $93.6 billion increased $2.5 billion, or 2.7%, from 2022, driven by significant order activity during the year supporting our long-term growth expectations:
◦Strong Gulfstream aircraft order activity, including orders across all aircraft models
◦Several significant contract awards received in our defense segments, including $3 billion of combined awards from the U.S. Navy for advance procurement and other work for the Virginia-class submarine program

Year Ended December 31	2023	2022	Variance
Revenue	$42,272	$39,407	$2,865	7.3%
Operating costs and expenses	(38,027)	(35,196)	(2,831)	8.0%
Operating earnings	4,245	4,211	34	0.8%
Operating margin	10.0%	10.7%
Our consolidated revenue increased in 2023 driven by growth in each of our defense segments, particularly submarine construction and engineering in our Marine Systems segment. Operating margin decreased in 2023 due primarily to supply-chain cost pressure in our Marine Systems segment and lower-margin artillery facilities expansion work in our Combat Systems segment.

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
AEROSPACE

Year Ended December 31	2023	2022	Variance
Revenue	$8,621	$8,567	$54	0.6%
Operating earnings	1,182	1,130	52	4.6%
Operating margin	13.7%	13.2%
Gulfstream aircraft deliveries (in units)	111	120	(9)	(7.5)%
Operating Results
The increase in the Aerospace segment’s revenue in 2023 consisted of the following:

Aircraft services	$220
Aircraft manufacturing	(166)
Total increase	$54
Aircraft services revenue was higher in 2023 due to an increase in demand for maintenance work based on established maintenance cycles, a larger installed base of aircraft, and strong customer flight activity. Aircraft manufacturing revenue decreased in 2023 due primarily to fewer deliveries of our large-cabin aircraft resulting from supply chain constraints.

The increase in the segment’s operating earnings in 2023 consisted of the following:

Aircraft services	$36
Aircraft manufacturing	7
G&A/other expenses	9
Total increase	$52
Aircraft services operating earnings were up in 2023 due to higher volume and a favorable mix of services. While aircraft manufacturing operating earnings in 2023 reflected the impact of higher production costs resulting from supply chain challenges, 2022 earnings were impacted to a greater extent by customer accommodation costs associated with a G500/G600 airworthiness directive. G&A expenses decreased in 2023, offset partially by increased R&D expenses associated with ongoing product development efforts, particularly those related to the G700 certification. In total, the Aerospace segment’s operating margin increased 50 basis points in 2023 to 13.7%.
2024 Outlook
We expect the Aerospace segment’s 2024 revenue to increase to approximately $12 billion due to an increase in new aircraft deliveries to approximately 160, including the entry into service of the new G700 aircraft. We expect the segment’s operating margin to be approximately 15%.
MARINE SYSTEMS

Year Ended December 31	2023	2022	Variance
Revenue	$12,461	$11,040	$1,421	12.9%
Operating earnings	874	897	(23)	(2.6)%
Operating margin	7.0%	8.1%
Operating Results
The increase in the Marine Systems segment’s revenue in 2023 consisted of the following:

U.S. Navy ship engineering, repair and other services	$784
U.S. Navy ship construction	637
Total increase	$1,421
Revenue from U.S. Navy ship construction and engineering was up in 2023 due primarily to increased volume on the Columbia-class submarine program. The Marine Systems segment’s operating margin decreased 110 basis points in 2023 due to supply chain impacts to the Virginia-class submarine schedule and cost growth on the Arleigh Burke-class (DDG-51) guided-missile destroyer program.
2024 Outlook
We expect the Marine Systems segment’s 2024 revenue to increase to approximately $12.8-12.9 billion with operating margin of approximately 7.6%.

COMBAT SYSTEMS

Year Ended December 31	2023	2022	Variance
Revenue	$8,268	$7,308	$960	13.1%
Operating earnings	1,147	1,075	72	6.7%
Operating margin	13.9%	14.7%
Operating Results
The increase in the Combat Systems segment’s revenue in 2023 consisted of the following:

International military vehicles	$474
Weapons systems and munitions	430
U.S. military vehicles	56
Total increase	$960
Revenue from international military vehicles increased in 2023 due to higher volume on several wheeled and tracked vehicle contracts, including the sale of the Abrams main battle tank to U.S. allies and partners. Weapons systems and munitions revenue was up due to increased demand and facility expansion efforts associated with increased artillery production. Revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s M10 Booker combat vehicle program (formerly known as Mobile Protected Firepower). The Combat Systems segment’s operating margin decreased 80 basis points compared with 2022 driven primarily by lower-margin artillery facilities expansion work.
2024 Outlook
We expect the Combat Systems segment’s 2024 revenue to increase to approximately $8.5 billion with operating margin of approximately 14.4%.
TECHNOLOGIES

Year Ended December 31	2023	2022	Variance
Revenue	$12,922	$12,492	$430	3.4%
Operating earnings	1,202	1,227	(25)	(2.0)%
Operating margin	9.3%	9.8%

Operating Results
The increase in the Technologies segment’s revenue in 2023 consisted of the following:

Information technology (IT) services	$264
C5ISR* solutions	166
Total increase	$430
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue was up due primarily to strong demand for IT services and the acquisition of a C5ISR solutions business in 2022. Overall, the segment’s margin decreased 50 basis points compared with 2022 due to program mix.
2024 Outlook
We expect the Technologies segment’s 2024 revenue to increase to $13 billion with operating margin of around 9.5%.
CORPORATE
Corporate operating costs totaled $160 in 2023 and $118 in 2022 and consisted primarily of equity-based compensation expense. Corporate operating costs are expected to be approximately $125 in 2024.

OTHER INFORMATION
PRODUCT AND SERVICE REVENUE AND OPERATING COSTS

Year Ended December 31	2023	2022	Variance
Revenue:
Products	$24,595	$23,022	$1,573	6.8%
Services	17,677	16,385	1,292	7.9%
Operating Costs:
Products	$(20,591)	$(18,981)	$(1,610)	8.5%
Services	(15,009)	(13,804)	(1,205)	8.7%
The increase in product revenue in 2023 consisted of the following:

Ship construction	$637
Military vehicle production	503
Weapons systems and munitions	430
Other, net	3
Total increase	$1,573
Ship construction revenue increased due primarily to higher volume on the Columbia-class submarine program. Military vehicle production revenue was up due primarily to higher volume on several international wheeled and tracked vehicle contracts. Weapons systems and munitions revenue was up due to increased demand and facility expansion efforts associated with increased artillery production. In 2023, product operating costs increased at a higher rate than revenue due to supply chain impacts and cost growth within our Marine Systems segment.
The increase in service revenue in 2023 consisted of the following:

Ship services	$784
IT services	264
Aircraft services	220
Other, net	24
Total increase	$1,292
Services revenue increased in 2023 due to a higher volume of engineering work on the Columbia-class submarine program, increased demand for IT services and additional aircraft maintenance work. In 2023, the primary driver of the increase in service operating costs was the change in volume described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5.7% in 2023 compared with 6.1% in 2022 due to growth in revenue. We expect G&A expenses as a percentage of revenue in 2024 to be generally consistent with 2023.
OTHER, NET
Net other income was $82 in 2023 and $189 in 2022 and represents primarily the non-service components of pension and other post-retirement benefits. The decrease in pension income was driven primarily by higher interest rates and a change in investment mix in one of our plans due to its improved funded status. In 2024, we expect net other income to be approximately $50.
INTEREST, NET
Net interest expense was $343 in 2023 and $364 in 2022, reflecting the repayment of our scheduled debt maturities in 2023 and 2022. See Note K to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations, including interest rates. We expect 2024 net interest expense to be approximately $320.
PROVISION FOR INCOME TAX, NET
Our effective tax rate increased to 16.8% in 2023 from 16% in 2022. For further discussion, including a reconciliation of our effective tax rate from the statutory federal rate, see Note D to the Consolidated Financial Statements in Item 8. For 2024, we anticipate a slightly higher full-year effective tax rate of approximately 17.5%. The increase in our effective tax rate in 2023 and the expected increase in 2024 are due principally to higher taxes on foreign earnings.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $93.6 billion on December 31, 2023, compared to $91.1 billion at the end of 2022. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the Consolidated Financial

Statements in Item 8. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $132 billion on December 31, 2023.
The following table details the backlog and estimated potential contract value of each segment at the end of 2023 and 2022:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	December 31, 2023
Aerospace	$19,557	$897	$20,454	$451	$20,905
Marine Systems	30,141	15,755	45,896	3,647	49,543
Combat Systems	13,816	721	14,537	6,236	20,773
Technologies	8,961	3,779	12,740	28,011	40,751
Total	$72,475	$21,152	$93,627	$38,345	$131,972

	December 31, 2022
Aerospace	$19,077	$439	$19,516	$685	$20,201
Marine Systems	26,246	19,453	45,699	3,672	49,371
Combat Systems	12,726	525	13,251	5,364	18,615
Technologies	9,100	3,571	12,671	26,889	39,560
Total	$67,149	$23,988	$91,137	$36,610	$127,747
For additional information about our major products and services in backlog see the Business discussion contained in Item 1.

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended 2023 with backlog of $20.5 billion, up 4.8% from $19.5 billion at year-end 2022.
Orders in 2023 reflected strong demand across our portfolio of products and services, including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 1.2-to-1 in 2023.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On December 31, 2023, estimated potential contract value in the Aerospace segment was $451.
Demand for Gulfstream aircraft remains strong across customer types and geographic regions, generating orders from public and privately held companies, individuals, and governments around the world. Geographically, U.S. customers represented 68% of the segment’s orders in 2023 and 59% of the segment’s backlog on December 31, 2023, demonstrating continued strong domestic demand.

The following represents Gulfstream aircraft (in units) in backlog by region on December 31, 2023:

Other
6%
Europe
9%
Middle East and Africa
10%
United States
59%
Asia Pacific
16%

DEFENSE SEGMENTS
The total backlog in our defense segments represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of total backlog includes items that have been authorized and appropriated by the Congress and funded by customers, as well as commitments by international customers that are approved and funded similarly by their governments. The unfunded portion of total backlog includes the amounts we believe are likely to be funded, but there is no guarantee that future budgets and appropriations will provide the same funding level currently anticipated for a given program.
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
Total backlog in our defense segments was $73.2 billion on December 31, 2023, compared with $71.6 billion at year-end 2022. In 2023, the total book-to-bill ratio in our defense segments was slightly above 1-to-1. Estimated potential contract value in our defense segments was $37.9 billion on December 31, 2023, compared with $35.9 billion at year-end 2022.

MARINE SYSTEMS
The Marine Systems segment’s backlog consists of very long-term submarine and surface ship construction programs, as well as numerous engineering and repair contracts. The segment’s backlog and estimated potential contract value remained steady compared with year-end 2022.
Significant contract awards in the Marine Systems segment during 2023 include:
•$1.7 billion from the U.S. Navy for lead yard services, development studies and design efforts, procurement and delivery of initial spare parts to support maintenance availabilities for Virginia-class submarines.
•$300 for advanced nuclear plant studies (ANPS) in support of the Columbia-class submarine program. The contracts, including options, have a maximum potential value of $1.5 billion.
•$1.3 billion from the Navy for long-lead materials and advance construction for Block V and long-lead materials for Block VI Virginia-class submarines.
•$720 from the Navy to provide maintenance and modernization services for the DDG-51 destroyer, San Antonio-class amphibious transport dock and Wasp-class amphibious assault ship programs. The awards including options have a maximum potential value of $1.2 billion.
•$735 from the Navy for construction of an additional John Lewis-class (T-AO-205) fleet replenishment oiler.
•$95 from the Navy to provide maintenance and support non-nuclear maintenance on submarines based at the New London Naval Submarine Support Facility in Connecticut. The awards have a maximum potential value of $460.
•A contract from the Navy to provide ongoing lead yard services for the DDG-51 program. The contract including options has a maximum potential value of $420.
•$220 from the Navy to provide in-service support of systems and components on the USS Jimmy Carter (SSN 23).
•A contract from the Navy for the construction of three Flight III DDG-51 destroyers.

The following represents the Marine Systems segment’s total estimated contract value by major program on December 31, 2023:

Auxiliary and support ships
5%
Maintenance, repair and other services
10%
Destroyers
18%
Virginia-class submarine
37%
Columbia-class submarine
30%

COMBAT SYSTEMS
The Combat Systems segment’s backlog consists of a mix of U.S. and international combat vehicles, weapons systems and munitions programs. The vehicle programs are generally long-term franchise programs, while the weapons systems and munitions programs tend to be shorter-term in nature. The segment’s backlog was up 9.7% from year-end 2022 to $14.5 billion. The segment’s estimated potential contract value was $6.2 billion on December 31, 2023, compared with $5.4 billion at year-end 2022.
Significant contract awards in the Combat Systems segment during 2023 include:
•$1.7 billion for various munitions and ordnance. The awards have a maximum potential value of $3.2 billion.
•$1 billion from the U.S. Army to establish additional capacity for 155mm projectile metal parts and M795 load, assemble and pack (LAP) production and artillery propellant. The contracts, including follow-on production, have a maximum potential value of $2.4 billion.
•$920 from the Army for Stryker vehicle upgrades, spare parts, and inventory management and support services.
•$695 from the Army to advance to the detailed design and prototype build and test phases of the XM30 Mechanized Infantry Combat Vehicle (MICV) competition, formerly known as the Optionally Manned Fighting Vehicle (OMFV). The award including options has a maximum potential value of $770.
•$755 from the Army to upgrade Abrams main battle tanks to the system enhancement package version 3 (SEPv3) configuration and provide system and sustainment technical support services for the Abrams program.

•$305 to produce light armored vehicles (LAVs) and provide the associated spares and logistics support services for Colombia.
•$260 from the Army for the second phase of low-rate initial production (LRIP) of the M10 Booker Combat Vehicle.
•$230 to provide maintenance and modernization for the Leopard fleet of vehicles for the Spanish Ministry of Defence.
•$205 to produce Abrams main battle tanks in the SEPv3 configuration for Poland, bringing the total firm backlog for the program to $1.1 billion.
The following represents the Combat Systems segment’s total estimated contract value by market on December 31, 2023:

U.S. military vehicles
29%
Weapons systems and munitions
40%
International military vehicles
31%

TECHNOLOGIES
The Technologies segment’s backlog consists of thousands of contracts and task orders across a mix of U.S. and non-U.S. government and commercial customers. These contracts can be shorter-cycle or span multiple years, but commonly include a small, initially funded order. Therefore, our estimated potential contract value of $28 billion is an important indicator of future orders and revenue. In 2023, approximately 80% of the segment’s orders were from additional work on IDIQ contracts or the exercise of options. The segment’s total estimated contract value was $40.8 billion on December 31, 2023, compared with $39.6 billion at year-end 2022.

Significant contract awards in the Technologies segment during 2023 include:
•An IDIQ contract to provide full spectrum security support services to protect mission critical infrastructure for the U.S. Air Force. The contract has a maximum potential value of $4.5 billion between two awardees.
•$1.4 billion for several key classified contracts. The contracts have a maximum potential value of $3.1 billion.
•An IDIQ contract from the Indian Health Service (IHS) to modernize its electronic health record (EHR) system. The contract has a maximum potential value of $2.5 billion.
•$130 to provide flight simulation and training services for the Army. The contract has a maximum potential value of $1.7 billion.
•An IDIQ contract to provide mission command training and technical support services for the Army. The contract has a maximum potential value of $975 among multiple awardees.
•$55 to continue infrastructure modernization of the U.S. Department of Homeland Security’s (DHS) St. Elizabeth’s Campus in Washington, D.C. The contract including options has a maximum potential value of $710.
•$95 from U.S. Special Operations Command (USSOCOM) to provide a full range of activities to support USSOCOM operations, including program management, mission infrastructure and training services. The contract including options has a maximum potential value of $490.
•An IDIQ contract to provide sustainment services, spare parts and obsolescence risk management services, and system readiness for the Army’s Prophet Enhanced sensor systems. The contract has a maximum potential value of $480.
•A contract from the Centers for Medicare and Medicaid Services (CMS) to continue operating and modernizing the agency’s Healthcare Integrated General Ledger Accounting System (HIGLAS) application. The contract including options has a maximum potential value of $450.

The following represents the Technologies segment’s total estimated contract value by customer on December 31, 2023:

Commercial and non-U.S. government
4%
Federal civilian and state agencies
25%
Defense
42%
29%
Intelligence

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

We ended 2023 with a cash and equivalents balance of $1.9 billion compared with $1.2 billion at the end of 2022. The following is a discussion of our major operating, investing and financing activities in 2023 and 2022, as classified on the Consolidated Statement of Cash Flows in Item 8:

Year Ended December 31	2023	2022
Net cash provided by operating activities	$4,710	$4,579
Net cash used by investing activities	(941)	(1,489)
Net cash used by financing activities	(3,094)	(3,471)

OPERATING ACTIVITIES
Cash provided by operating activities was $4.7 billion in 2023 compared with $4.6 billion in 2022. The primary driver of cash inflows in both years was net earnings. Cash flows in both periods were affected positively by an increase in customer deposits driven by Gulfstream aircraft orders, offset partially by an increase in inventory due primarily to new aircraft models awaiting certification from the U.S. Federal Aviation Administration (FAA). Cash flows in 2023 were also affected positively by a decrease in unbilled receivables due to the receipt of progress payments on large international vehicle contracts in our Combat Systems segment.

INVESTING ACTIVITIES
Cash used by investing activities was $941 in 2023 and $1.5 billion in 2022. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales.
Capital Expenditures. The primary use of cash for investing activities in both years was capital expenditures. Capital expenditures were $904 in 2023 and $1.1 billion in 2022. Capital expenditures include equipment and facility enhancements to support new and existing programs across our businesses.

FINANCING ACTIVITIES
Cash used by financing activities was $3.1 billion in 2023 and $3.5 billion in 2022. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
Dividends. On March 8, 2023, our board of directors (Board) declared an increased quarterly dividend of $1.32 per share, the 26th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.26 per share in March 2022. Cash dividends paid were $1.4 billion in 2023 and 2022.
Share Repurchases. Our Board from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $434 and $1.2 billion in 2023 and 2022, respectively, to repurchase our outstanding shares. On December 31, 2023, 4.7 million shares remained authorized by our Board for repurchase, representing 1.7% of our total shares outstanding.

Debt Issuances and Repayments. In May and August 2023, we repaid fixed-rate notes of $750 and $500, respectively, and in November 2022, we repaid fixed-rate notes of $1 billion, all at their respective scheduled maturities using cash on hand. Fixed-rate notes of $500 mature in November 2024. We currently plan to repay these notes at maturity using cash on hand, potentially supplemented by commercial paper or other borrowings. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note K to the Consolidated Financial Statements in Item 8.
On December 31, 2023, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

NON-GAAP FINANCIAL MEASURES
We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow and return on invested capital (ROIC) to measure our performance in these areas. While we believe these metrics provide useful information, they are not defined operating measures under U.S. generally accepted accounting principles (GAAP), and there are limitations associated with their use. Our calculation of these metrics may not be completely comparable to similarly titled measures of other companies. As a result, the use of these metrics should not be considered in isolation from, or as a substitute for, GAAP measures.
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

Year Ended December 31	2023	2022	2021
Net cash provided by operating activities	$4,710	$4,579	$4,271
Capital expenditures	(904)	(1,114)	(887)
Free cash flow	$3,806	$3,465	$3,384
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	142%	135%	131%
Free cash flow	115%	102%	104%
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
ROIC is calculated as follows:

Year Ended December 31	2023	2022	2021
Net earnings	$3,315	$3,390	$3,257
After-tax interest expense	315	309	340
After-tax amortization expense	201	235	254
Net operating profit after taxes	$3,831	$3,934	$3,851
Average invested capital	$31,258	$31,260	$32,270
Return on invested capital	12.3%	12.6%	11.9%

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
The majority of our revenue is derived from long-term contracts and programs that can span several years. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. We estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. For discussion of our contract estimates, the assumptions used, and the impact of changes in estimates, see Footnote B to the Consolidated Financial Statements in Item 8.
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
Our estimate of a reporting unit’s fair value is based primarily on the discounted cash flows of the underlying operations and requires the use of judgment by management. The process requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, the appropriate risk-adjusted interest rate used to discount the projected cash flows, and terminal-value growth rates applied to the final year of projected cash flows. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. To assess the reasonableness of our discounted cash flows, we compare the sum of our reporting units’ fair value to our market capitalization. Additionally, we evaluate the reasonableness of each reporting unit’s fair value by comparing the fair value to peer companies and recent relevant market transactions.
In the fourth quarter of 2023, we completed qualitative assessments for our Aerospace, Marine Systems and Combat Systems reporting units as the estimated fair values of each of the reporting units significantly exceeded the respective carrying values based on our most recent quantitative assessments, which were performed in the fourth quarter of 2018. Our qualitative assessments did not present indicators of impairment for the reporting units.
In the fourth quarter of 2023, we also completed a qualitative assessment for our Technologies reporting unit as its estimated fair value exceeded its carrying value by approximately 25% at the time of our last quantitative assessment in the fourth quarter of 2022. Interest rates rose over the last year, but the increase was within the tolerances established in our previous quantitative analysis. Our qualitative assessment this year did not present any other indicators of impairment. However, if interest rates were to continue to increase without an offsetting increase in future cash flow projections, the estimated fair value of the reporting unit would decrease and could put the reporting unit at risk of goodwill impairment.
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
Retirement Plans. Our pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates, which are based on our best judgment, including consideration of current and future market conditions. For a discussion of our assumptions and any changes to these assumptions, as well as the impact of these changes, which is reported as an actuarial gain or loss in the reconciliation of the change in the benefit obligation, see Note S to the Consolidated Financial Statements in Item 8. The key assumption is the interest rates used to discount estimated future pension benefits. We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The effect of a 25-basis-point increase or decrease in the discount rate assumption on the December 31, 2023, pension benefit obligation is ($317) or $332, respectively.
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
STATEMENT OF EARNINGS INFORMATION

Year Ended December 31	2023
Revenue	$16,276
Operating costs and expenses, excluding G&A	(14,316)
Net earnings	773

BALANCE SHEET INFORMATION

	December 31, 2023	December 31, 2022
Cash and equivalents	$986	$540
Other current assets	5,012	4,279
Noncurrent assets	4,506	4,164
Total assets	$10,504	$8,983

Short-term debt and current portion of long-term debt	$503	$1,250
Other current liabilities	2,890	3,392
Long-term debt	8,700	9,189
Other noncurrent liabilities	3,281	3,814
Total liabilities	$15,374	$17,645
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
Foreign Currency Risk. Our exchange-rate sensitivity relates primarily to changes in the Canadian dollar, euro and Swiss franc exchange rates. We had notional forward exchange contracts outstanding of $5.7 billion and $6.9 billion on December 31, 2023 and 2022, respectively. A 10% unfavorable rate movement in our portfolio of forward exchange contracts would have resulted in the following hypothetical, incremental pretax losses:

(Dollars in millions)	2023	2022
Recognized	$(107)	$(133)
Unrecognized	(74)	(90)
These losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Risk. On December 31, 2023, we had $9.3 billion principal amount of fixed-rate debt. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10% unfavorable interest rate movement would not have a material impact on the fair value of our fixed-rate debt.
Commodity Price and Investment Risk. See Note Q to the Consolidated Financial Statements in Item 8 for a discussion of commodity price and investment risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2023	2022	2021
Revenue:
Products	$24,595	$23,022	$22,428
Services	17,677	16,385	16,041
	42,272	39,407	38,469
Operating costs and expenses:
Products	(20,591)	(18,981)	(18,524)
Services	(15,009)	(13,804)	(13,537)
General and administrative (G&A)	(2,427)	(2,411)	(2,245)
	(38,027)	(35,196)	(34,306)
Operating earnings	4,245	4,211	4,163
Other, net	82	189	134
Interest, net	(343)	(364)	(424)
Earnings before income tax	3,984	4,036	3,873
Provision for income tax, net	(669)	(646)	(616)
Net earnings	$3,315	$3,390	$3,257

Earnings per share
Basic	$12.14	$12.31	$11.61
Diluted	$12.02	$12.19	$11.55
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Dollars in millions)	2023	2022	2021
Net earnings	$3,315	$3,390	$3,257
Changes in unrealized cash flow hedges	10	(190)	(174)
Foreign currency translation adjustments	413	(278)	(103)
Changes in retirement plans’ funded status	722	241	2,365
Other comprehensive income (loss), pretax	1,145	(227)	2,088
Provision for income tax, net	(152)	(5)	(458)
Other comprehensive income (loss), net of tax	993	(232)	1,630
Comprehensive income	$4,308	$3,158	$4,887
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in millions)	2023	2022

ASSETS
Current assets:
Cash and equivalents	$1,913	$1,242
Accounts receivable	3,004	3,008
Unbilled receivables	7,997	8,795
Inventories	8,578	6,322
Other current assets	2,123	1,696
Total current assets	23,615	21,063
Noncurrent assets:
Property, plant and equipment, net	6,198	5,900
Intangible assets, net	1,656	1,824
Goodwill	20,586	20,334
Other assets	2,755	2,464
Total noncurrent assets	31,195	30,522
Total assets	$54,810	$51,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$507	$1,253
Accounts payable	3,095	3,398
Customer advances and deposits	9,564	7,436
Other current liabilities	3,266	3,254
Total current liabilities	16,432	15,341
Noncurrent liabilities:
Long-term debt	8,754	9,243
Other liabilities	8,325	8,433
Commitments and contingencies (see Note M)
Total noncurrent liabilities	17,079	17,676
Shareholders’ equity:
Common stock	482	482
Surplus	3,760	3,556
Retained earnings	39,270	37,403
Treasury stock	(21,054)	(20,721)
Accumulated other comprehensive loss	(1,159)	(2,152)
Total shareholders’ equity	21,299	18,568
Total liabilities and shareholders’ equity	$54,810	$51,585
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2023	2022	2021
Cash flows from operating activities – continuing operations:
Net earnings	$3,315	$3,390	$3,257
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	608	586	568
Amortization of intangible and finance lease right-of-use assets	255	298	322
Equity-based compensation expense	181	165	126
Deferred income tax benefit	(177)	(178)	(66)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	38	46	138
Unbilled receivables	913	(256)	(410)
Inventories	(2,219)	(980)	405
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(303)	224	194
Customer advances and deposits	2,415	2,082	354
Income taxes payable	(209)	(436)	(45)
Other, net	(107)	(362)	(572)
Net cash provided by operating activities	4,710	4,579	4,271
Cash flows from investing activities:
Capital expenditures	(904)	(1,114)	(887)
Other, net	(37)	(375)	5
Net cash used by investing activities	(941)	(1,489)	(882)
Cash flows from financing activities:
Dividends paid	(1,428)	(1,369)	(1,315)
Repayment of fixed-rate notes	(1,250)	(1,000)	(2,500)
Purchases of common stock	(434)	(1,229)	(1,828)
Proceeds from commercial paper, gross (maturities greater than 3 months)	—	—	1,997
Repayment of commercial paper, gross (maturities greater than 3 months)	—	—	(1,997)
Proceeds from fixed-rate notes	—	—	1,497
Repayment of floating-rate notes	—	—	(500)
Other, net	18	127	56
Net cash used by financing activities	(3,094)	(3,471)	(4,590)
Net cash (used) provided by discontinued operations	(4)	20	(20)
Net increase (decrease) increase in cash and equivalents	671	(361)	(1,221)
Cash and equivalents at beginning of year	1,242	1,603	2,824
Cash and equivalents at end of year	$1,913	$1,242	$1,603
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2020	$482	$3,124	$33,498	$(17,893)	$(3,550)	$15,661
Net earnings	—	—	3,257	—	—	3,257
Cash dividends declared	—	—	(1,335)	—	—	(1,335)
Equity-based awards	—	154	—	109	—	263
Shares purchased	—	—	—	(1,835)	—	(1,835)
Other comprehensive income	—	—	—	—	1,630	1,630
December 31, 2021	482	3,278	35,420	(19,619)	(1,920)	17,641
Net earnings	—	—	3,390	—	—	3,390
Cash dividends declared	—	—	(1,391)	—	—	(1,391)
Equity-based awards	—	278	—	105	—	383
Shares purchased	—	—	—	(1,207)	—	(1,207)
Other comprehensive loss	—	—	—	—	(232)	(232)
Other	—	—	(16)	—	—	(16)
December 31, 2022	482	3,556	37,403	(20,721)	(2,152)	18,568
Net earnings	—	—	3,315	—	—	3,315
Cash dividends declared	—	—	(1,448)	—	—	(1,448)
Equity-based awards	—	204	—	101	—	305
Shares purchased	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	993	993
December 31, 2023	$482	$3,760	$39,270	$(21,054)	$(1,159)	$21,299
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
The following is a discussion of certain significant accounting policies, and further discussion is contained in the notes to these financial statements.
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
Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including Aerospace product-development costs, were $510 in 2023, $480 in 2022 and $415 in 2021. R&D expenses have trended upward driven by activities primarily associated with ongoing new aircraft development efforts. R&D expenses are included in operating costs and expenses in the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contracts.
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

Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2023	2022	2021
Interest expense	$399	$391	$431
Interest income	(56)	(27)	(7)
Interest expense, net	$343	$364	$424
See Note K for information regarding our debt obligations, including interest rates.
Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. Our cash balances are invested primarily in time deposits rated A-/A3 or higher. Our investments in other securities are included in other current and noncurrent assets on the Consolidated Balance Sheet. We report our equity securities at fair value with subsequent changes in fair value recognized in net earnings. We report our available-for-sale debt securities at fair value with unrealized gains and losses recognized as a component of other comprehensive (loss) income in the Consolidated Statement of Comprehensive Income. We had no material trading or held-to-maturity debt securities on December 31, 2023 or 2022. See Note P for additional information regarding our investments in debt and equity securities.
Acquisitions. In the last three years, we acquired a business in our Aerospace segment and a business in our Technologies segment. The operating results of these acquisitions have been included in our reported results since their respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
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
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. We review goodwill for impairment annually at each of our reporting units or when circumstances indicate that the likelihood of an impairment is greater than 50%. Our reporting units are consistent with our operating segments in Note O. We use both qualitative and quantitative approaches when testing goodwill for impairment. When determining the approach to be used, we consider the current facts and circumstances of each reporting unit as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessments. Our qualitative approach evaluates the business environment and various events impacting the reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment and reporting unit-specific events. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is determined to be necessary, we compare the fair value of a reporting unit to its carrying value and, if necessary, recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value. Our estimate of a reporting unit’s fair value is based primarily on the discounted cash flows of the underlying operations.

In the fourth quarter of 2023, we completed qualitative assessments for our Aerospace, Marine Systems and Combat Systems reporting units as the estimated fair values of each of the reporting units significantly exceeded the respective carrying values based on our most recent quantitative assessments, which were performed in the fourth quarter of 2018. Our qualitative assessments did not present indicators of impairment for the reporting units.
In the fourth quarter of 2023, we also completed a qualitative assessment for our Technologies reporting unit as its estimated fair value exceeded its carrying value by approximately 25% at the time of our last quantitative assessment in the fourth quarter of 2022. Interest rates rose over the last year, but the increase was within the tolerances established in our previous quantitative analysis. Our qualitative assessment this year did not present any other indicators of impairment.
For a summary of our goodwill by reporting unit, see Note H.
Recent Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, effective for fiscal years beginning after December 15, 2023. The ASU adds disclosure requirements for segment expense information. In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, effective for annual periods beginning after December 15, 2024. The ASU requires disclosure of disaggregated income tax information, including the effective tax rate reconciliation and income taxes paid. There are other ASUs that have been issued by the FASB but are not yet effective. We expect to implement these new standards by their effective dates, and do not expect their adoption to have a material impact on our results of operations, financial condition or cash flows.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 79% of our revenue in 2023, 77% in 2022 and 78% in 2021. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 21% of our revenue in 2023, 23% in 2022 and 22% in 2021. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On December 31, 2023, we had $93.6 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 40% of our remaining performance obligations as revenue in 2024, an additional 40% by the end of 2026 and the balance thereafter.
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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Year Ended December 31	2023	2022	2021
Revenue	$191	$343	$411
Operating earnings	112	370	377
Diluted earnings per share	$0.32	$1.05	$1.06
While no adjustment on any one contract was material to the Consolidated Financial Statements in 2023, 2022 or 2021, our Marine Systems segment’s 2023 results were affected negatively by supply chain impacts to the Virginia-class submarine schedule and cost growth on the Arleigh Burke-class (DDG-51) guided-missile destroyer program, offset partially by improved performance on the John Lewis-class (T-AO-205) fleet replenishment oiler program.
We have large, long-term contracts with the U.S. Navy for Virginia-class submarines and an international customer for tracked vehicles in which our estimates for contract revenue include variable consideration from anticipated contract modifications. For both contracts, it is reasonably possible that the actual amount of variable consideration realized could be less than our estimate, which could have a material unfavorable impact on our results of operations.
Revenue by Category. Our portfolio of products and services consists of more than 9,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

Year Ended December 31	2023	2022	2021
Aircraft manufacturing	$5,710	$5,876	$5,864
Aircraft services	2,911	2,691	2,271
Total Aerospace	8,621	8,567	8,135
Nuclear-powered submarines	8,631	7,310	7,117
Surface ships	2,698	2,561	2,328
Repair and other services	1,132	1,169	1,081
Total Marine Systems	12,461	11,040	10,526
Military vehicles	5,036	4,581	4,699
Weapons systems, armament and munitions	2,442	2,024	2,006
Engineering and other services	790	703	646
Total Combat Systems	8,268	7,308	7,351
Information technology (IT) services	8,459	8,195	8,069
C5ISR* solutions	4,463	4,297	4,388
Total Technologies	12,922	12,492	12,457
Total revenue	$42,272	$39,407	$38,469
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Year Ended December 31, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$7,645	$6,202	$7,321	$5,646	$26,814
Cost-reimbursement	—	6,258	880	5,457	12,595
Time-and-materials	976	1	67	1,819	2,863
Total revenue	$8,621	$12,461	$8,268	$12,922	$42,272
Year Ended December 31, 2022
Fixed-price	$7,626	$6,509	$6,434	$5,402	$25,971
Cost-reimbursement	—	4,529	813	5,190	10,532
Time-and-materials	941	2	61	1,900	2,904
Total revenue	$8,567	$11,040	$7,308	$12,492	$39,407
Year Ended December 31, 2021
Fixed-price	$7,329	$6,711	$6,400	$5,362	$25,802
Cost-reimbursement	—	3,812	890	5,195	9,897
Time-and-materials	806	3	61	1,900	2,770
Total revenue	$8,135	$10,526	$7,351	$12,457	$38,469
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

Revenue by customer was as follows:

Year Ended December 31, 2023	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$303	$12,325	$4,580	$7,512	$24,720
Non-DoD	—	3	10	4,698	4,711
Foreign military sales (FMS)	69	129	651	47	896
Total U.S. government	372	12,457	5,241	12,257	30,327
U.S. commercial	5,398	2	233	200	5,833
Non-U.S. government	493	2	2,692	388	3,575
Non-U.S. commercial	2,358	—	102	77	2,537
Total revenue	$8,621	$12,461	$8,268	$12,922	$42,272
Year Ended December 31, 2022
U.S. government:
DoD	$313	$10,874	$4,082	$6,981	$22,250
Non-DoD	—	2	9	4,797	4,808
FMS	120	158	325	30	633
Total U.S. government	433	11,034	4,416	11,808	27,691
U.S. commercial	5,236	3	237	233	5,709
Non-U.S. government	587	3	2,563	404	3,557
Non-U.S. commercial	2,311	—	92	47	2,450
Total revenue	$8,567	$11,040	$7,308	$12,492	$39,407
Year Ended December 31, 2021
U.S. government:
DoD	$255	$10,325	$3,869	$6,937	$21,386
Non-DoD	—	6	10	4,846	4,862
FMS	84	186	294	34	598
Total U.S. government	339	10,517	4,173	11,817	26,846
U.S. commercial	4,381	3	223	201	4,808
Non-U.S. government	622	4	2,881	415	3,922
Non-U.S. commercial	2,793	2	74	24	2,893
Total revenue	$8,135	$10,526	$7,351	$12,457	$38,469
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the year ended December 31, 2023, were not materially impacted by any other factors.
Revenue recognized in 2023, 2022 and 2021 that was included in the contract liability balance at the beginning of each year was $4.2 billion, $4 billion and $3.4 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding decreased in 2023 and 2022 due to share repurchases. See Note N for further discussion of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2023	2022	2021
Basic weighted average shares outstanding	273,143	275,311	280,427
Dilutive effect of stock options and restricted stock/RSUs*	2,582	2,858	1,590
Diluted weighted average shares outstanding	275,725	278,169	282,017
*Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the year and, therefore, the effect of including these options would be antidilutive. These options totaled 2,961 in 2023, 1,466 in 2022 and 5,037 in 2021.

D. INCOME TAXES
Income Tax Provision. We calculate our provision for federal, state and foreign income taxes based on current tax law. The following is a summary of our net provision for income taxes for continuing operations:

Year Ended December 31	2023	2022	2021
Current:
U.S. federal	$619	$649	$515
State	27	52	30
Foreign	200	123	137
Total current	846	824	682
Deferred:
U.S. federal	(131)	(196)	(53)
State	7	(11)	(5)
Foreign	(53)	29	(8)
Total deferred	(177)	(178)	(66)
Provision for income taxes, net	$669	$646	$616
Net income tax payments	$1,100	$1,245	$740

The reported tax provision differs from the amounts paid because some income and expense items are recognized in different time periods for financial reporting than for income tax purposes. This includes the impact of the requirement, effective January 1, 2022, to capitalize and amortize over five years certain research and development expenditures that were previously deductible immediately for tax purposes, which contributed to increased net income tax payments.
State and local income taxes allocable to U.S. government contracts are included in operating costs and expenses in the Consolidated Statement of Earnings and, therefore, are not included in the provision above.
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Domestic tax credits	(3.3)	(1.5)	(2.0)
Equity-based compensation	(0.4)	(0.8)	(0.1)
Foreign-derived intangible income	(1.6)	(1.6)	(1.5)
State tax on commercial operations, net of federal benefits	0.7	0.8	0.5
Global impact of international operations	0.5	0.1	(1.0)
Tax impact of restructuring	—	(1.9)	—
Other, net	(0.1)	(0.1)	(1.0)
Effective income tax rate	16.8%	16.0%	15.9%
Net Deferred Tax Liability. The tax effects of temporary differences between reported earnings and taxable income consisted of the following:

December 31	2023	2022
Research and development expenditures	$670	$313
Lease liabilities	414	373
Retirement benefits	311	461
Tax loss and credit carryforwards	267	259
Salaries and wages	215	200
Workers’ compensation	148	135
Other	373	358
Deferred assets	2,398	2,099
Valuation allowances	(241)	(237)
Net deferred assets	$2,157	$1,862

Intangible assets	$(1,057)	$(1,044)
Contract accounting methods	(528)	(291)
Property, plant and equipment	(422)	(444)
Lease right-of-use assets	(395)	(356)
Capital Construction Fund qualified ships	(57)	(57)
Other	(325)	(316)
Deferred liabilities	$(2,784)	$(2,508)
Net deferred tax liability	$(627)	$(646)

Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

December 31	2023	2022
Deferred tax asset	$28	$39
Deferred tax liability	(655)	(685)
Net deferred tax liability	$(627)	$(646)
We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to the valuation allowances recognized.
Our deferred tax balance associated with our retirement benefits includes a deferred tax asset of $488 on December 31, 2023, and $637 on December 31, 2022, related to the amounts recorded in accumulated other comprehensive loss (AOCL) to recognize the funded status of our retirement plans. For a reconciliation of the increase in funded status of our defined benefit plans in 2023, see Note S.
One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF), a program established by the U.S. government and administered by the Maritime Administration that supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. The program allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the proceeds are deposited in the fund and withdrawals are used for qualified activities. We had U.S. government accounts receivable pledged (and thereby deposited) to the CCF of $315 and $299 on December 31, 2023 and 2022, respectively.
On December 31, 2023, we had net operating loss carryforwards of $945, substantially all of which are associated with jurisdictions that have an indefinite carryforward period.
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on December 31, 2023, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

E. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Accounts receivable consisted of the following:

December 31	2023	2022
Non-U.S. government	$1,389	$1,470
U.S. government	1,126	1,093
Commercial	489	445
Total accounts receivable	$3,004	$3,008
Receivables from non-U.S. government customers included amounts related to long-term production programs for the Spanish Ministry of Defence of $1.1 billion and $1.2 billion on December 31, 2023 and 2022, respectively. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheet in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence. The net amounts for these programs on December 31, 2023 and 2022, were advance payments of $271 and $91, respectively. With respect to our other receivables, we expect to collect substantially all of the year-end 2023 balance during 2024.

F. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

December 31	2023	2022
Unbilled revenue	$40,552	$39,482
Advances and progress billings	(32,555)	(30,687)
Net unbilled receivables	$7,997	$8,795
On December 31, 2023 and 2022, net unbilled receivables included $1.2 billion and $1.7 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, had been experiencing an unbilled receivables build-up since 2021. Based on ongoing discussions with the customer and continued successful program activity, the customer resumed payments on the contract in the first quarter of 2023. Other than the balance related to the tracked vehicle contract, we expect to bill substantially all of the remaining year-end 2023 net unbilled receivables balance during 2024, and the amount not expected to be billed in 2024 results primarily from the agreed-upon contractual billing terms.
G&A costs in unbilled revenue on December 31, 2023 and 2022, were $483 and $559, respectively.

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
Inventories consisted of the following:

December 31	2023	2022
Work in process	$5,655	$4,182
Raw materials	2,886	2,072
Finished goods	22	17
Pre-owned aircraft	15	51
Total inventories	$8,578	$6,322
The increase in total inventories during 2023 was due to the ramp-up in production of new Gulfstream aircraft models, including the G700 in anticipation of its certification from the U.S. Federal Aviation Administration, as well as increased production of in-service aircraft reflecting strong customer demand. Customer deposits associated with firm orders for these aircraft, which are reported in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, have correspondingly increased.

H. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2021 (a)	$3,039	$297	$2,827	$13,935	$20,098
Acquisitions	—	—	—	336	336
Other (c)	(20)	—	(61)	(19)	(100)
December 31, 2022 (a)	3,019	297	2,766	14,252	20,334
Acquisitions (b)	—	—	—	16	16
Other (c)	180	—	46	10	236
December 31, 2023 (a)	$3,199	$297	$2,812	$14,278	$20,586
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.

Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
December 31	2023			2022
Contract and program intangible assets (b)	$3,256	$(1,868)	$1,388	$3,247	$(1,688)	$1,559
Trade names and trademarks	542	(288)	254	496	(248)	248
Technology and software	65	(51)	14	64	(48)	16
Other intangible assets	64	(64)	—	64	(63)	1
Total intangible assets	$3,927	$(2,271)	$1,656	$3,871	$(2,047)	$1,824
(a)Changes in gross carrying amounts consisted primarily of adjustments for foreign currency translation and write-offs of fully amortized intangible assets.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
We did not recognize any impairments of our intangible assets in 2023, 2022 or 2021. The amortization lives (in years) of our intangible assets on December 31, 2023, were as follows:

Intangible Asset	Range of Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	7-15
Other intangible assets	7
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $194 in 2023, $202 in 2022 and $226 in 2021. We expect to record annual amortization expense over the next five years as follows:

Year Ended December 31	Amortization Expense
2024	$181
2025	174
2026	170
2027	162
2028	137

I. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E by major asset class consisted of the following:

December 31	2023	2022
Machinery and equipment	$6,806	$6,620
Buildings and improvements	4,654	4,238
Construction in process	1,086	1,020
Land and improvements	454	414
Total PP&E	13,000	12,292
Accumulated depreciation	(6,802)	(6,392)
PP&E, net	$6,198	$5,900
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
Our leases are for office space, manufacturing facilities, and machinery and equipment. Real estate represents more than 75% of our lease obligations.

The components of lease costs were as follows:

Year Ended December 31	2023	2022	2021
Finance lease cost:
Amortization of ROU assets	$61	$96	$96
Interest on lease liabilities	14	14	20
Operating lease cost	320	308	323
Short-term lease cost	76	68	71
Variable lease cost	34	23	18
Sublease income	(17)	(17)	(18)
Total lease costs, net	$488	$492	$510
Additional information related to leases was as follows:

Year Ended December 31	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$322	$307	$322
Operating cash flows from finance leases	13	13	21
Financing cash flows from finance leases	55	80	66
ROU assets obtained in exchange for lease liabilities:
Operating leases	279	297	249
Finance leases	240	4	27
Additional quantitative lease information was as follows:

December 31	2023	2022
Weighted-average remaining lease term:
Operating leases	11.8 years	12.4 years
Finance leases	14.3 years	15.7 years
Weighted-average discount rate:
Operating leases	4%	3%
Finance leases	4%	4%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2023:

Year Ended December 31	Operating Leases	Finance Leases
2024	$300	$79
2025	224	67
2026	181	45
2027	153	38
2028	121	32
Thereafter	732	321
Total future lease payments	1,711	582
Less imputed interest	336	135
Present value of future lease payments	1,375	447
Less current portion of lease liabilities	260	65
Long-term lease liabilities	$1,115	$382
ROU assets	$1,280	$407
On December 31, 2022, operating and finance lease liabilities and the related ROU assets were as follows:

	Operating Leases	Finance Leases
Current portion of lease liabilities	$250	$38
Long-term lease liabilities	1,106	224
ROU assets	1,263	227
Lease liabilities are included on the Consolidated Balance Sheet in current and noncurrent other liabilities, while ROU assets are included in noncurrent other assets.
On December 31, 2023, we had additional future payments on leases that had not yet commenced of $216. These leases will commence in 2024 and 2025, and have lease terms ranging from one to 9 years.

K. DEBT
Debt consisted of the following:

December 31		2023	2022
Fixed-rate notes due:	Interest rate:
May 2023	3.375%	$—	$750
August 2023	1.875%	—	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	90	90
Total debt principal		9,340	10,590
Less unamortized debt issuance costs and discounts		79	94
Total debt		9,261	10,496
Less current portion		507	1,253
Long-term debt		$8,754	$9,243
In May and August of 2023, we repaid fixed-rate notes of $750 and $500, respectively, at their respective scheduled maturities using cash on hand. Interest payments associated with our debt were $378 in 2023, $383 in 2022 and $433 in 2021.
The aggregate amounts of scheduled principal maturities of our debt are as follows:

Year Ended December 31	Debt Principal
2024	$507
2025	1,504
2026	1,003
2027	1,253
2028	1,004
Thereafter	4,069
Total debt principal	$9,340

On December 31, 2023, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on December 31, 2023.

L. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2023	2022
Salaries and wages	$1,191	$1,116
Dividends payable	362	347
Lease liabilities	325	288
Workers’ compensation	237	215
Other	1,151	1,288
Total other current liabilities	$3,266	$3,254

Customer deposits on commercial contracts	$2,576	$2,175
Retirement benefits	2,219	2,453
Lease liabilities	1,497	1,330
Other	2,033	2,475
Total other liabilities	$8,325	$8,433

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
In the third quarter of 2019, the Department of Justice declined to intervene in the qui tam action, noting that its investigation continues, and the court unsealed the relator’s complaint. In the fourth quarter of 2020, the relator filed a second amended complaint. In the third quarter of 2021, the court dismissed the relator’s complaint with prejudice. The relator appealed the dismissal of the complaint to the United States Court of Appeals, which was not granted. In the third quarter of 2023, the Court of Appeals affirmed dismissal of the relator’s complaint with prejudice. The relator thereafter filed a petition for rehearing with the Court of Appeals. Given the current status of these matters, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
On October 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against General Dynamics Corporation, certain of its subsidiaries and various other companies alleging that they conspired, in violation of the Sherman Act, not to solicit naval architects and marine engineers from each other. The named plaintiffs purport to represent a class of individuals consisting of all naval architects and marine engineers employed by the shipyard and consultancy defendants, their predecessors, their subsidiaries and/or their related entities in the United States at any time since January 1, 2000. The plaintiffs allege that the conspiracy suppressed compensation paid to the putative class members, and the plaintiffs seek trebled monetary damages, attorneys’ fees, injunctive and other equitable relief. We are defending the matter. However, given the current status of this matter, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of this matter, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.6 billion on December 31, 2023. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of December 31, 2023, the estimated change in fair market values from the date of the commitments was not material.
Labor Agreements. On December 31, 2023, approximately one-fifth of the employees of our subsidiaries were working under collectively bargained terms and conditions, including 62 collective agreements that we have negotiated directly with unions and works councils. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating these labor agreements without any material disruption of operating activities. In 2024, we expect to negotiate the terms of 20 agreements covering approximately 2,100 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
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

The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2023	2022	2021
Beginning balance	$603	$641	$660
Warranty expense	90	99	104
Payments	(101)	(116)	(124)
Adjustments	5	(21)	1
Ending balance	$597	$603	$641

N. SHAREHOLDERS’ EQUITY
Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors (Board).
Shares Issued and Outstanding. On December 31, 2023, we had 481,880,634 shares of common stock issued and 273,599,948 shares of common stock outstanding, including unvested restricted stock of 441,075 shares. On December 31, 2022, we had 481,880,634 shares of common stock issued and 274,411,106 shares of common stock outstanding. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2023 and 2022 resulted from shares repurchased in the open market and share activity under our equity compensation plans. See Note R for additional details.
Share Repurchases. Our Board, from time to time, authorizes management to repurchase outstanding shares of our common stock on the open market. In 2023, we repurchased 2 million of our outstanding shares for $434. On December 31, 2023, 4.7 million shares remained authorized by our Board for repurchase, representing 1.7% of our total shares outstanding. We repurchased 5.3 million shares for $1.2 billion in 2022 and 10.3 million shares for $1.8 billion in 2021.
Dividends per Share. Our Board declared dividends per share of $5.28 in 2023, $5.04 in 2022 and $4.76 in 2021. We paid cash dividends of $1.4 billion in 2023 and 2022, and $1.3 billion in 2021.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2020	$272	$641	$(4,463)	$(3,550)
Other comprehensive income, pretax	(174)	(103)	2,365	2,088
Provision from income tax, net	46	—	(504)	(458)
Other comprehensive income, net of tax	(128)	(103)	1,861	1,630
December 31, 2021	144	538	(2,602)	(1,920)
Other comprehensive loss, pretax	(190)	(278)	241	(227)
Provision for income tax, net	50	—	(55)	(5)
Other comprehensive loss, net of tax	(140)	(278)	186	(232)
December 31, 2022	4	260	(2,416)	(2,152)
Other comprehensive income, pretax	10	413	722	1,145
Provision for income tax, net	(3)	—	(149)	(152)
Other comprehensive income, net of tax	7	413	573	993
December 31, 2023	$11	$673	$(1,843)	$(1,159)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and included pretax recognized net actuarial losses and amortization of prior service credit. See Note S for these amounts, which are included in our net annual pension and other post-retirement benefit cost (credit).

O. SEGMENT INFORMATION
We have four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.
Summary financial information for each of our segments follows:

	Revenue (a)			Operating Earnings			Revenue from U.S. Government
Year Ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021
Aerospace	$8,621	$8,567	$8,135	$1,182	$1,130	$1,031	$372	$433	$339
Marine Systems	12,461	11,040	10,526	874	897	874	12,457	11,034	10,517
Combat Systems	8,268	7,308	7,351	1,147	1,075	1,067	5,241	4,416	4,173
Technologies	12,922	12,492	12,457	1,202	1,227	1,275	12,257	11,808	11,817
Corporate (b)	—	—	—	(160)	(118)	(84)	—	—	—
Total	$42,272	$39,407	$38,469	$4,245	$4,211	$4,163	$30,327	$27,691	$26,846
(a)See Note B for additional revenue information by segment.
(b)Corporate operating costs consisted primarily of equity-based compensation expense.

The following is additional summary financial information for each of our segments:

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021
Aerospace	$15,099	$12,676	$11,748	$200	$214	$102	$200	$195	$205
Marine Systems	6,209	5,864	5,294	511	530	573	217	191	165
Combat Systems	10,479	11,032	11,657	107	94	100	108	105	109
Technologies	19,534	19,700	19,490	85	175	111	327	383	401
Corporate	3,489	2,313	1,884	1	101	1	11	10	10
Total	$54,810	$51,585	$50,073	$904	$1,114	$887	$863	$884	$890
The following table presents our revenue by geographic area based on the location of our customers:

Year Ended December 31	2023	2022	2021
North America:
United States	$36,160	$33,400	$31,654
Other	961	934	934
Total North America	37,121	34,334	32,588
Europe	2,765	2,238	2,675
Asia/Pacific	1,086	1,224	1,269
Africa/Middle East	1,147	1,365	1,703
South America	153	246	234
Total revenue	$42,272	$39,407	$38,469
Our revenue from non-U.S. operations was $4.3 billion in 2023, $4 billion in 2022 and $4.4 billion in 2021, and earnings from continuing operations before income taxes from non-U.S. operations were $631 in 2023, $567 in 2022 and $588 in 2021. The long-lived assets associated with these operations were 4% of our total long-lived assets on December 31, 2023, 2022 and 2021.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2023 or 2022.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2023 and 2022, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	December 31, 2023
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$21	$21	$—	$21	$—
Available-for-sale debt securities	115	115	—	115	—
Commingled equity funds	49	49	49	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	23	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(61)	(61)	—	(61)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,340)	(8,764)	—	(8,764)	—

	December 31, 2022
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$7	$7	$—	$7	$—
Available-for-sale debt securities	107	107	—	107	—
Commingled equity funds	42	42	42	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	17	17	—	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(67)	(67)	—	(67)	—
Measured at amortized cost:
Short- and long-term debt principal	(10,590)	(9,773)	—	(9,773)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2023 and 2022, we held $1.9 billion and $1.2 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On December 31, 2023 and 2022, we held marketable securities in trust of $191 and $162, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note P for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $5.7 billion and $6.9 billion on December 31, 2023 and 2022, respectively. These derivative financial instruments are cash flow hedges and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note P for additional details.
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
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2023 and 2022.
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

R. EQUITY COMPENSATION PLANS
Equity Compensation Overview. We have equity compensation plans for employees, as well as for non-employee members of our Board. The equity compensation plans seek to provide an effective means of attracting and retaining directors, officers and key employees, and to provide them with incentives to enhance our growth and profitability. Under the equity compensation plans, awards may be granted to officers, employees or non-employee directors in common stock, options to purchase common stock, restricted shares of common stock, participation units (including RSUs, stock appreciation rights and phantom stock units) or any combination of these.
Annually, we grant awards of stock options, restricted stock and RSUs to participants in our equity compensation plans in early March. Additionally, we may make limited ad hoc grants on a quarterly basis for new hires or promotions. We issue common stock under our equity compensation plans from treasury stock. On December 31, 2023, in addition to the shares reserved for issuance upon the exercise of outstanding stock options, approximately 17 million shares have been authorized for awards that may be granted in the future.
Equity-based Compensation Expense. Equity-based compensation expense is included in G&A expenses. The following table details the components of equity-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2023	2022	2021
Stock options	$65	$71	$46
Restricted stock/RSUs	78	59	53
Total equity-based compensation expense, net of tax	$143	$130	$99
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

Year Ended December 31	2023	2022	2021
Expected volatility	22.7-22.9%	22.4-23.0%	26.7-27.3%
Weighted average expected volatility	22.8%	22.5%	27.3%
Expected term (in months)	60	60	60
Risk-free interest rate	3.6-4.7%	1.7-4.2%	0.6-1.2%
Expected dividend yield	2.3%	2.3%	2.9%
We determine the above assumptions based on the following:
•Expected volatility is based on the historical volatility of our common stock
•Expected term is based on assumptions used by a set of comparable peer companies
•Risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date
•Expected dividend yield is based on our historical dividend yield
The resulting weighted average fair value per stock option granted (in dollars) was $47.46 in 2023, $38.93 in 2022 and $28.87 in 2021. Stock option expense reduced pretax operating earnings (and on a diluted per-share basis) by $82 ($0.24) in 2023, $91 ($0.26) in 2022 and $58 ($0.16) in 2021. On December 31, 2023, we had $34 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.
A summary of stock option activity during 2023 follows:

In Shares and Dollars	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2022	10,777,058	$184.33
Granted	1,549,440	227.39
Exercised	(1,012,376)	163.82
Forfeited/canceled	(103,639)	200.03
Outstanding on December 31, 2023	11,210,483	$191.99
Vested and expected to vest on December 31, 2023	11,102,763	$191.68
Exercisable on December 31, 2023	7,075,047	$177.55
Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2023, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding	6.1	$759
Vested and expected to vest	6.1	755
Exercisable	4.8	581
In the table above, intrinsic value is calculated as the excess, if any, of the market price of our stock on the last trading day of the year over the exercise price of the options. For stock options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of stock options exercised was $75 in 2023, $205 in 2022 and $62 in 2021.

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
We grant RSUs with one or more performance measures (performance stock units or PSUs) determined by the compensation committee of the Board as described in our proxy statement. Depending on the company’s performance, the number of PSUs earned may be less than, equal to or greater than the original number of PSUs awarded subject to a payout range.
We recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the vesting period of the awards, except for restricted stock awards to retirement-eligible participants that are recognized on an accelerated basis. Compensation expense related to restricted stock and RSUs reduced pretax operating earnings (and on a diluted per-share basis) by $99 ($0.28) in 2023, $74 ($0.21) in 2022 and $68 ($0.19) in 2021. On December 31, 2023, we had $88 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 1.8 years.
A summary of restricted stock and RSU activity during 2023 follows:

In Shares and Dollars	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2022	1,267,551	$194.38
Granted	469,235	238.47
Vested	(415,380)	161.52
Forfeited	(30,504)	225.54
Nonvested at December 31, 2023	1,290,902	$215.91
The total fair value of vesting shares was $96 in 2023, $95 in 2022 and $52 in 2021.

S. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
Substantially all of our plans use a December 31 measurement date, consistent with our fiscal year.

Defined Contribution Plans
We provide eligible employees the opportunity to participate in defined contribution plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Employees may contribute to various investment alternatives. In most of these plans, we match a portion of the employees’ contributions. Our contributions to these plans totaled $462 in 2023, $415 in 2022 and $398 in 2021. The defined-contribution plans held approximately 16 million shares of our common stock, representing approximately 6% of our outstanding shares, on December 31, 2023 and 2022.
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
Contributions. It is our policy to fund our qualified pension plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. We contributed $106 to our qualified pension plans in 2023. In 2024, our required contributions are $73.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our other post-retirement benefit plans. For non-funded plans, claims are paid as received. Contributions to our other post-retirement benefit plans were not material in 2023 and are not expected to be material in 2024.

Benefit Payments. We expect the following benefits to be paid from our defined benefit plans over the next 10 years:

	Pension Benefits	Other Post-Retirement Benefits
2024	$953	$50
2025	946	49
2026	965	47
2027	975	46
2028	977	44
2029-2033	4,855	201
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

Net annual benefit cost (credit) consisted of the following:

	Pension Benefits
Year Ended December 31	2023	2022	2021
Service cost	$66	$102	$119
Interest cost	650	400	360
Expected return on plan assets	(829)	(907)	(963)
Net actuarial loss	752	171	352
Prior service credit	(13)	(20)	(20)
Settlement/curtailment/other	3	4	70
Net annual benefit cost (credit)	$629	$(250)	$(82)

	Other Post-Retirement Benefits
Year Ended December 31	2023	2022	2021
Service cost	$4	$6	$10
Interest cost	30	19	19
Expected return on plan assets	(32)	(31)	(36)
Net actuarial gain	(30)	(16)	—
Prior service cost	2	1	—
Settlement/curtailment/other	5	(11)	—
Net annual benefit credit	$(21)	$(32)	$(7)
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

	Pension Benefits		Other Post-Retirement Benefits
Year Ended December 31	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$(13,505)	$(17,779)	$(617)	$(840)
Service cost	(66)	(102)	(4)	(6)
Interest cost	(650)	(400)	(30)	(19)
Amendments	1	6	(5)	(1)
Actuarial (loss) gain	(377)	3,884	8	185
Settlement/curtailment/other	(52)	36	(3)	9
Benefits paid	913	850	53	55
Benefit obligation at end of year	$(13,736)	$(13,505)	$(598)	$(617)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$11,435	$15,167	$626	$777
Actual return on plan assets	1,177	(2,916)	57	(115)
Employer contributions	106	50	—	—
Settlement/curtailment/other	59	(37)	—	—
Benefits paid	(891)	(829)	(34)	(36)
Fair value of assets at end of year	$11,886	$11,435	$649	$626
Funded status at end of year	$(1,850)	$(2,070)	$51	$9
The overall increase in our pension benefit obligation for the year ended December 31, 2023, was due primarily to actuarial loss created by the change in the weighted-average discount rate, which decreased from 5.08% at December 31, 2022, to 4.83% at December 31, 2023.
The overall decrease in our pension benefit obligation for the year ended December 31, 2022, was due primarily to actuarial gains created by the change in the weighted-average discount rate, which increased from 2.84% at December 31, 2021, to 5.08% at December 31, 2022.
Amounts recognized on the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2023	2022	2023	2022
Noncurrent assets	$140	$169	$316	$261
Current liabilities	(23)	(23)	(13)	(15)
Noncurrent liabilities	(1,967)	(2,216)	(252)	(237)
Net (liability) asset recognized	$(1,850)	$(2,070)	$51	$9
Amounts deferred in AOCL for our defined benefit plans consisted of the following:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2023	2022	2023	2022
Net actuarial loss (gain)	$2,674	$3,404	$(303)	$(299)
Prior service (credit) cost	(52)	(61)	12	9
Total amount recognized in AOCL, pretax	$2,622	$3,343	$(291)	$(290)

The following is a reconciliation of the change in AOCL for our defined benefit plans:

	Pension Benefits		Other Post-Retirement Benefits
Year Ended December 31	2023	2022	2023	2022
Net actuarial loss (gain)	$29	$(61)	$(33)	$(39)
Prior service (credit) cost	(1)	(5)	5	2
Amortization of:
Net actuarial (loss) gain from prior years	(752)	(171)	30	16
Prior service credit (cost)	13	20	(2)	(1)
Settlement/curtailment/other	(10)	(3)	(1)	1
Change in AOCL, pretax	$(721)	$(220)	$(1)	$(21)
A pension plan’s funded status is the difference between the plan’s assets and its projected benefit obligation (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. On December 31, 2023 and 2022, most of our pension plans had a PBO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2023	2022
PBO	$(13,019)	$(12,897)
Fair value of plan assets	11,029	10,657
A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all pension plans was $13.6 billion and $13.4 billion on December 31, 2023 and 2022, respectively. The ABO for all other post-retirement plans was $598 and $616 on December 31, 2023 and 2022, respectively. On December 31, 2023 and 2022, most of our defined benefit plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2023	2022	2023	2022
ABO	$(12,900)	$(12,793)	$(275)	$(270)
Fair value of plan assets	11,029	10,657	22	20
Assumptions. We calculate the plan assets and liabilities for a given year and the net annual benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2023	2022
Pension Benefits
Benefit obligation discount rate	4.83%	5.08%
Rate of increase in compensation levels	2.60%	2.62%
Other Post-Retirement Benefits
Benefit obligation discount rate	4.89%	5.16%
Health care cost trend rate:
Trend rate for next year	6.25%	6.50%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2032	2032
The following table summarizes the weighted average assumptions used to determine our net annual benefit cost:

Assumptions for Year Ended December 31	2023	2022	2021
Pension Benefits
Discount rates:
Benefit obligation	5.08%	2.84%	2.54%
Service cost	4.50%	2.51%	2.25%
Interest cost	4.98%	2.31%	1.87%
Expected long-term rate of return on assets	6.34%	6.78%	7.14%
Rate of increase in compensation levels	2.60%	2.52%	2.63%
Other Post-Retirement Benefits
Discount rates:
Benefit obligation	5.16%	2.89%	2.52%
Service cost	5.26%	3.32%	2.97%
Interest cost	5.09%	2.33%	1.83%
Expected long-term rate of return on assets	5.04%	5.12%	6.33%
We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period.
We determine the long-term rates of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation. In 2023, we decreased the expected long-term rates of return on assets by 44 basis points for our pension plans and by 8 basis points for our other post-retirement benefit plans, resulting from changes in our asset allocations.

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
Assets. A committee of our Board is responsible for the strategic oversight of our defined benefit plan assets held in trust. Management develops investment policies and provides oversight of a third-party investment manager who reports to the committee on a regular basis. The outsourced third-party investment manager develops investment strategies and makes all day-to-day investment decisions related to defined benefit plan assets in accordance with our investment policy and target allocation percentages with the objective of generating future returns at or above our assumed long-term rates of return used to determine net annual benefit cost.
Our investment policy endeavors to strike the appropriate balance between asset growth and funded status protection. The objective of the policy is to generate asset returns that will increase the funded status of our plans while systematically reducing cost and deficit risk as funded status of the plans improve. Several of our U.S. pension plans are now utilizing a target asset allocation strategy that will automatically increase investments in liability-hedging assets (primarily commingled fixed-income funds) and decrease investments in return-seeking assets (primarily commingled equity funds) as the plans reach specific funded status targets. At the end of 2023, our target asset allocation ranges for plans that are less than fully funded were 40-70% return-seeking assets and 30-60% liability-hedging assets.
More than 90% of our pension plan assets are held in a single trust for our primary qualified U.S. government and commercial pension plans. On December 31, 2023, the trust was invested largely in commingled funds comprised primarily of equity and fixed-income securities. The trust also invests in other asset classes consistent with our investment policy. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.
We hold assets in VEBA trusts for some of our other post-retirement benefit plans. On December 31, 2023, these trusts were invested largely in fixed-income securities and commingled funds comprised primarily of equity and fixed-income securities. Our asset allocation strategy for the VEBA trusts considers funded status, potential fluctuations in our other post-retirement benefit obligation, the taxable nature of certain VEBA trusts, tax deduction limits on contributions and the regulatory environment.

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
Certain investments valued using NAV as a practical expedient are excluded from the fair value hierarchy but are included in the tables below to permit reconciliation to total plan assets. These investments are redeemable at NAV generally on a monthly or quarterly basis, and most have redemption notice periods of up to 90 days. The unfunded commitments related to these investments were not material on December 31, 2023 or 2022.
The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2023
Cash and equivalents	$216	$10	$206	$—
Commingled funds:
Equity funds	4,152	446	3,706	—
Fixed-income funds	6,663	226	6,437	—
Real estate funds	13	—	—	13
Other investments:
Insurance deposit contracts	184	—	—	184
Retirement annuity contracts	25	—	—	25
Total plan assets in fair value hierarchy	$11,253	$682	$10,349	$222
Plan assets measured using NAV as a practical expedient:
Real estate funds	581
Equity funds	42
Hedge funds	10
Total pension plan assets	$11,886

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2022
Cash and equivalents	$100	$19	$81	$—
Commingled funds:
Equity funds	4,429	468	3,961	—
Fixed-income funds	5,798	275	5,523	—
Real estate funds	12	—	—	12
Other investments:
Insurance deposit contracts	161	—	—	161
Retirement annuity contracts	23	—	—	23
Total plan assets in fair value hierarchy	$10,523	$762	$9,565	$196
Plan assets measured using NAV as a practical expedient:
Real estate funds	733
Hedge funds	141
Equity funds	38
Total pension plan assets	$11,435

The fair value of our other post-retirement benefit plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset Category (a)	December 31, 2023
Cash and equivalents	$19	$—	$19
Commingled funds:
Equity funds	118	71	47
Fixed-income funds	94	10	84
Fixed-income securities	411	—	411
Total plan assets in fair value hierarchy	$642	$81	$561
Plan assets measured using NAV as a practical expedient:
Real estate funds	7
Hedge funds	—
Total other post-retirement benefit plan assets	$649
(a)We had no Level 3 investments on December 31, 2023.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset Category (a)	December 31, 2022
Cash and equivalents	$16	$—	$16
Commingled funds:
Equity funds	112	65	47
Fixed-income funds	75	10	65
Fixed-income securities	413	—	413
Total plan assets in fair value hierarchy	$616	$75	$541
Plan assets measured using NAV as a practical expedient:
Real estate funds	8
Hedge funds	2
Total other post-retirement benefit plan assets	$626
(a)We had no Level 3 investments on December 31, 2022.

Changes in our Level 3 defined benefit plan assets during 2023 and 2022 were as follows:

	Insurance Deposits Contracts	Retirement Annuity Contracts	Real Estate Funds	Total Level 3 Assets
December 31, 2021	$163	$35	$8	$206
Actual return on plan assets:
Unrealized losses, net	(10)	(12)	—	(22)
Realized losses, net	—	—	(1)	(1)
Purchases, sales and settlements, net	8	—	5	13
December 31, 2022	161	23	12	196
Actual return on plan assets:
Unrealized gains (losses), net	23	2	(1)	24
Realized gains, net	—	—	3	3
Purchases, sales and settlements, net	—	—	(1)	(1)
December 31, 2023	$184	$25	$13	$222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
General Dynamics Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheet of General Dynamics Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Estimates used to recognize revenue for select long-term contracts
As discussed in Note B to the consolidated financial statements, accounting for long-term contracts involves estimating total contract revenue and costs. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying performance obligations.
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
The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the assumptions used to recognize revenue for the select group of long-term contracts. This included contract-level controls over certain revenue and cost assumptions. For certain contracts, we compared the Company’s historical estimates of costs to actual costs incurred to assess the Company’s ability to estimate accurately. Based on the nature of the individual contract, we evaluated certain revenue and cost assumptions by:
–reading the underlying contract and any related amendments to obtain an understanding of the contractual requirements and related performance obligations
–assessing the enforceable rights and obligations of the underlying contractual terms when changes to price or scope, or both, are not yet agreed
–assessing costs incurred to date and the relative progress toward satisfying the performance obligation(s) of the contract
–assessing, if relevant, the estimated costs at completion by considering similar or predecessor contracts and programs
–inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated costs at completion or indications of potential management bias
–inspecting correspondence, if any, between the Company and the customer regarding actual to date and expected performance
–analyzing the sufficiency of the Company’s assessment of contract performance risks included within the estimated costs at completion.
Discount rates used in pension benefit obligation
As discussed in Note S to the consolidated financial statements, the Company’s pension benefit obligation and the associated plan assets were $13.7 billion and $11.9 billion, respectively, on December 31, 2023. The weighted-average discount rate assumption used in estimating the pension benefit obligation as of December 31, 2023, of 4.83% was based on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The selected discount rates have a significant effect on the measurement of the pension benefit obligation.
We identified the evaluation of the discount rates for certain plans’ pension benefit obligations to be a critical audit matter, due to the extent of specialized skills required to assess the discount rate assumption used to discount estimated future benefit payments. In addition, certain plans’ pension benefit obligations were sensitive to changes in this assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the pension benefit obligation process. This included a control related to the determination of the discount rate assumption. We involved an actuarial professional with specialized skills and knowledge, who assisted in:
–evaluating the Company’s methodology used to develop the discount rates
–checking the accuracy of the discount rates using the cash flows and spot rates provided by the Company
–evaluating the Company’s determination of the discount rates by comparing changes in the discount rates from the prior year against changes in published indices using publicly available market data.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
McLean, Virginia
February 8, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on December 31, 2023, our disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited General Dynamics Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 31, 2023 and 2022, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 8, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 8, 2024
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Information About Our Executive Officers in Part I, is included in the sections titled “Election of the Board of Directors of the Company,” “Governance of the Company – Our Ethos,” “Audit Committee Report” and, if included, “Other Information – Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the company dated as of May 8, 2023 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2023, filed with the SEC on July 26, 2023)

3.3
Amended and Restated Bylaws of General Dynamics Corporation (as amended effective October 4, 2023) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on October 5, 2023)

4.1
Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 12, 2018)

4.2
Seventh Supplemental Indenture dated as of November 6, 2012, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on November 6, 2012)

4.3
Indenture dated as of March 24, 2015, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the SEC on March 24, 2015)

4.4
First Supplemental Indenture dated as of August 12, 2016, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on August 12, 2016)

4.5
Second Supplemental Indenture dated as of September 14, 2017, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on September 14, 2017)

4.6
Indenture dated as of March 22, 2018, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the SEC on March 22, 2018)

4.7
First Supplemental Indenture dated as of May 11, 2018, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on May 11, 2018)

4.8
Second Supplemental Indenture dated as of March 25, 2020, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 3.250% Notes due 2025, 3.500% Notes due 2027, 3.625% Notes due 2030, 4.250% Notes due 2040 and 4.250% Notes due 2050) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on March 25, 2020)

4.9
Third Supplemental Indenture dated as of May 10, 2021, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 1.150% Notes due 2026, 2.250% Notes due 2031 and 2.850% Notes due 2041) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on May 10, 2021)

4.10
Description of General Dynamics Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023)

10.1*
General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-217656), filed with the SEC on May 4, 2017)

10.2*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants made March 4, 2015, through March 1, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the SEC on April 29, 2015)

10.3*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2016, filed with the SEC on April 27, 2016)

10.4*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the SEC on July 26, 2017)

10.5*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.6*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.7*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.8*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.9*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.10*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.11*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.12*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.13*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.14*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002)

10.15*
General Dynamics Corporation Supplemental Savings Plan, amended and restated effective October 1, 2021 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended October 3, 2021, filed with the SEC on October 27, 2021)

10.16*
Form of Severance Protection Agreement for executive officers (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 6, 2017)

10.17*
General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2010 (incorporating amendments through March 31, 2011) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2011, filed with the SEC on May 3, 2011)

10.18*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective January 5, 2015 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 9, 2015)

10.19*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective January 1, 2016 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 6, 2017)

10.20*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective January 1, 2019 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019)

10.21*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective December 20, 2019 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021)

21	Subsidiaries**

22	Subsidiary Guarantors (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended October 1, 2023, filed with the SEC on October 25, 2023)

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	General Dynamics Compensation Recoupment Policy, effective December 1, 2023**

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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
William A. Moss
Vice President and Controller
Dated: February 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 8, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Phebe N. Novakovic	Chairman, Chief Executive Officer and Director
Phebe N. Novakovic	(Principal Executive Officer)

/s/ Jason W. Aiken	Executive Vice President, Technologies and Chief Financial Officer
Jason W. Aiken	(Principal Financial Officer)

/s/ William A. Moss	Vice President and Controller
William A. Moss	(Principal Accounting Officer)

*
Richard D. Clarke	Director

*
Rudy F. deLeon	Director

*
Cecil D. Haney	Director

*
Charles W. Hooper	Director

*
Mark M. Malcolm	Director

*
James N. Mattis	Director

*
C. Howard Nye	Director

*
Catherine B. Reynolds	Director

*
Laura J. Schumacher	Director

*
Robert K. Steel	Director

*
John G. Stratton	Director

*
Peter A. Wall	Director

*    By Gregory S. Gallopoulos pursuant to a Power of Attorney executed by the directors listed above, which has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ Gregory S. Gallopoulos
Gregory S. Gallopoulos
Senior Vice President, General Counsel and Secretary