Form 10-Q
period 2024-03-31
GENERAL DYNAMICS CORP
filed 2024-04-24
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
274,364,084 shares of the registrant’s common stock, $1 par value per share, were outstanding on March 31, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	March 31, 2024	April 2, 2023
Revenue:
Products	$6,134	$5,513
Services	4,597	4,368
	10,731	9,881
Operating costs and expenses:
Products	(5,189)	(4,641)
Services	(3,879)	(3,716)
General and administrative (G&A)	(627)	(586)
	(9,695)	(8,943)
Operating earnings	1,036	938
Other, net	14	33
Interest, net	(82)	(91)
Earnings before income tax	968	880
Provision for income tax, net	(169)	(150)
Net earnings	$799	$730

Earnings per share
Basic	$2.92	$2.66
Diluted	$2.88	$2.64
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 31, 2024	April 2, 2023
Net earnings	$799	$730
Changes in unrealized cash flow hedges	(42)	(7)
Foreign currency translation adjustments	(298)	91
Changes in retirement plans’ funded status	40	173
Other comprehensive (loss) income, pretax	(300)	257
Benefit (provision) for income tax, net	3	(35)
Other comprehensive (loss) income, net of tax	(297)	222
Comprehensive income	$502	$952
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and equivalents	$1,036	$1,913
Accounts receivable	3,119	3,004
Unbilled receivables	8,523	7,997
Inventories	9,589	8,578
Other current assets	1,929	2,123
Total current assets	24,196	23,615
Noncurrent assets:
Property, plant and equipment, net	6,192	6,198
Intangible assets, net	1,594	1,656
Goodwill	20,458	20,586
Other assets	2,806	2,755
Total noncurrent assets	31,050	31,195
Total assets	$55,246	$54,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$507	$507
Accounts payable	3,203	3,095
Customer advances and deposits	9,969	9,564
Other current liabilities	3,111	3,266
Total current liabilities	16,790	16,432
Noncurrent liabilities:
Long-term debt	8,752	8,754
Other liabilities	8,294	8,325
Commitments and contingencies (see Note J)
Total noncurrent liabilities	17,046	17,079
Shareholders’ equity:
Common stock	482	482
Surplus	3,820	3,760
Retained earnings	39,678	39,270
Treasury stock	(21,114)	(21,054)
Accumulated other comprehensive loss	(1,456)	(1,159)
Total shareholders’ equity	21,410	21,299
Total liabilities and shareholders’ equity	$55,246	$54,810
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 31, 2024	April 2, 2023
Cash flows from operating activities – continuing operations:
Net earnings	$799	$730
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	152	149
Amortization of intangible and finance lease right-of-use assets	59	77
Equity-based compensation expense	34	38
Deferred income tax benefit	(39)	(91)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(115)	72
Unbilled receivables	(519)	653
Inventories	(1,011)	(628)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	100	(150)
Customer advances and deposits	384	553
Other, net	(122)	59
Net cash (used) provided by operating activities	(278)	1,462
Cash flows from investing activities:
Capital expenditures	(159)	(161)
Other, net	(23)	(29)
Net cash used by investing activities	(182)	(190)
Cash flows from financing activities:
Dividends paid	(361)	(345)
Purchases of common stock	(105)	(90)
Other, net	50	(40)
Net cash used by financing activities	(416)	(475)
Net cash used by discontinued operations	(1)	(1)
Net (decrease) increase in cash and equivalents	(877)	796
Cash and equivalents at beginning of period	1,913	1,242
Cash and equivalents at end of period	$1,036	$2,038
Supplemental cash flow information:
Income tax payments, net	$(33)	$(58)
Interest payments	$(26)	$(18)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2023	$482	$3,760	$39,270	$(21,054)	$(1,159)	$21,299
Net earnings	—	—	799	—	—	799
Cash dividends declared	—	—	(391)	—	—	(391)
Equity-based awards	—	60	—	45	—	105
Shares purchased	—	—	—	(105)	—	(105)
Other comprehensive loss	—	—	—	—	(297)	(297)
March 31, 2024	$482	$3,820	$39,678	$(21,114)	$(1,456)	$21,410

December 31, 2022	$482	$3,556	$37,403	$(20,721)	$(2,152)	$18,568
Net earnings	—	—	730	—	—	730
Cash dividends declared	—	—	(364)	—	—	(364)
Equity-based awards	—	6	—	15	—	21
Shares purchased	—	—	—	(90)	—	(90)
Other comprehensive income	—	—	—	—	222	222
April 2, 2023	$482	$3,562	$37,769	$(20,796)	$(1,930)	$19,087
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended March 31, 2024, and April 2, 2023.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	March 31, 2024	December 31, 2023
PP&E	$13,062	$13,000
Accumulated depreciation	(6,870)	(6,802)
PP&E, net	$6,192	$6,198
Recent Accounting Pronouncements. For a discussion of accounting standards that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective, refer to the Recent Accounting Pronouncements section in our Annual Report on Form 10-K for the year ended

December 31, 2023. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

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
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in customer specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 80% and 81% of our revenue for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 20% and 19% of our revenue for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On March 31, 2024, we had $93.7 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 65% of our remaining performance obligations as revenue by year-end 2025, an additional 25% by year-end 2027 and the balance thereafter.
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
The nature of our contracts gives rise to several types of variable consideration, including claims, award fees and incentive fees. We include in our contract estimates additional revenue for contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award fees or incentive fees in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best informed judgment at the time.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	March 31, 2024	April 2, 2023
Revenue	$57	$94
Operating earnings	36	77
Diluted earnings per share	$0.10	$0.22
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended March 31, 2024, or April 2, 2023.
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
Revenue by major products and services was as follows:

Three Months Ended	March 31, 2024	April 2, 2023
Aircraft manufacturing	$1,261	$1,151
Aircraft services	823	741
Total Aerospace	2,084	1,892
Nuclear-powered submarines	2,406	2,037
Surface ships	652	681
Repair and other services	273	274
Total Marine Systems	3,331	2,992
Military vehicles	1,234	1,147
Weapons systems, armament and munitions	650	438
Engineering and other services	218	171
Total Combat Systems	2,102	1,756
Information technology (IT) services	2,164	2,169
C5ISR* solutions	1,050	1,072
Total Technologies	3,214	3,241
Total revenue	$10,731	$9,881
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
Revenue by contract type was as follows:

Three Months Ended March 31, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,829	$1,571	$1,859	$1,360	$6,619
Cost-reimbursement	—	1,759	230	1,351	3,340
Time-and-materials	255	1	13	503	772
Total revenue	$2,084	$3,331	$2,102	$3,214	$10,731
Three Months Ended April 2, 2023
Fixed-price	$1,632	$1,565	$1,528	$1,453	$6,178
Cost-reimbursement	—	1,427	209	1,327	2,963
Time-and-materials	260	—	19	461	740
Total revenue	$1,892	$2,992	$1,756	$3,241	$9,881
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
Revenue by customer was as follows:

Three Months Ended March 31, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$51	$3,298	$1,172	$1,829	$6,350
Non-DoD	—	—	1	1,185	1,186
Foreign military sales (FMS)	11	31	258	11	311
Total U.S. government	62	3,329	1,431	3,025	7,847
U.S. commercial	1,218	1	53	44	1,316
Non-U.S. government	214	1	586	127	928
Non-U.S. commercial	590	—	32	18	640
Total revenue	$2,084	$3,331	$2,102	$3,214	$10,731
Three Months Ended April 2, 2023
U.S. government:
DoD	$141	$2,949	$934	$1,873	$5,897
Non-DoD	—	1	2	1,192	1,195
FMS	18	41	133	9	201
Total U.S. government	159	2,991	1,069	3,074	7,293
U.S. commercial	1,198	—	51	54	1,303
Non-U.S. government	108	1	619	100	828
Non-U.S. commercial	427	—	17	13	457
Total revenue	$1,892	$2,992	$1,756	$3,241	$9,881
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended March 31, 2024, were not materially impacted by any other factors.

Revenue recognized for the three-month periods ended March 31, 2024, and April 2, 2023, that was included in the contract liability balance at the beginning of each year was $1.7 billion. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	March 31, 2024	April 2, 2023
Basic weighted average shares outstanding	273,496	274,004
Dilutive effect of stock options and restricted stock/RSUs*	3,508	2,642
Diluted weighted average shares outstanding	277,004	276,646
*    Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 426 and 2,131 for the three-month periods ended March 31, 2024 and April 2, 2023, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	March 31, 2024	December 31, 2023
Deferred tax asset	$35	$28
Deferred tax liability	(607)	(655)
Net deferred tax liability	$(572)	$(627)
Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2022. For tax years ending December 31, 2023, and December 31, 2024, the IRS placed us in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant the continual use of IRS examination resources.
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on March 31, 2024, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

The Organization for Economic Co-operation and Development has issued “Pillar Two” model rules introducing a new global minimum tax of 15% on a country-by-country basis, with certain aspects intended to be effective on January 1, 2024, and other aspects on January 1, 2025. Although it is uncertain whether the U.S. will adopt any Pillar Two rules, some countries have enacted, introduced, or are considering implementing legislation. Because we generally do not have material operations in jurisdictions with tax rates lower than the proposed Pillar Two minimum, any legislation enacted consistent with the Pillar Two model rules is not expected to have a material effect on our results of operations, financial condition or cash flows.

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	March 31, 2024	December 31, 2023
Unbilled revenue	$42,264	$40,552
Advances and progress billings	(33,741)	(32,555)
Net unbilled receivables	$8,523	$7,997
On March 31, 2024, and December 31, 2023, net unbilled receivables included $1.2 billion associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, experienced an unbilled receivable build-up in 2021 and 2022. Based on ongoing discussions with the customer and continued successful program activity, the customer resumed payments on the contract in the first quarter of 2023.

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
Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Work in process	$6,453	$5,655
Raw materials	3,073	2,886
Finished goods	48	22
Pre-owned aircraft	15	15
Total inventories	$9,589	$8,578

The increase in total inventories during the three-month period ended March 31, 2024, was due primarily to the ramp-up in production of new Gulfstream aircraft models, including the G700 that received certification from the U.S. Federal Aviation Administration on March 29, 2024, as well as increased production of in-service aircraft reflecting strong customer demand. Customer deposits associated with firm orders for these aircraft, which are reported in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, also increased.

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2023 (a)	$3,199	$297	$2,812	$14,278	$20,586
Acquisitions (b)	—	—	41	—	41
Other (c)	(128)	—	(35)	(6)	(169)
March 31, 2024 (a)	$3,071	$297	$2,818	$14,272	$20,458
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	March 31, 2024			December 31, 2023
Contract and program intangible assets (b)	$3,246	$(1,901)	$1,345	$3,256	$(1,868)	$1,388
Trade names and trademarks	510	(275)	235	542	(288)	254
Technology and software	65	(51)	14	65	(51)	14
Other intangible assets	64	(64)	—	64	(64)	—
Total intangible assets	$3,885	$(2,291)	$1,594	$3,927	$(2,271)	$1,656
(a)Changes in gross carrying amounts consisted primarily of foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $45 and $53 for the three-month periods ended March 31, 2024 and April 2, 2023, respectively.

H. DEBT
Debt consisted of the following:

		March 31, 2024	December 31, 2023
Fixed-rate notes due:	Interest rate:
November 2024	2.375%	$500	$500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	84	90
Total debt principal		9,334	9,340
Less unamortized debt issuance costs and discounts		75	79
Total debt		9,259	9,261
Less current portion		507	507
Long-term debt		$8,752	$8,754
On March 31, 2024, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on March 31, 2024.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	March 31, 2024	December 31, 2023

Salaries and wages	$959	$1,191
Dividends payable	390	362
Lease liabilities	324	325
Workers’ compensation	237	237
Other	1,201	1,151
Total other current liabilities	$3,111	$3,266

Customer deposits on commercial contracts	$2,564	$2,576
Retirement benefits	2,171	2,219
Lease liabilities	1,480	1,497
Other	2,079	2,033
Total other liabilities	$8,294	$8,325

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

In the third quarter of 2019, the Department of Justice declined to intervene in the qui tam action, noting that its investigation continues, and the court unsealed the relator’s complaint. In the fourth quarter of 2020, the relator filed a second amended complaint. In the third quarter of 2021, the court dismissed the relator’s complaint with prejudice. The relator appealed the dismissal of the complaint to the United States Court of Appeals. In the third quarter of 2023, the Court of Appeals affirmed dismissal of the relator’s complaint with prejudice. The relator thereafter filed a petition for rehearing with the Court of Appeals, which was not granted. The relator did not file a petition for a writ of certiorari with the United States Supreme Court prior to the filing deadline of February 21, 2024, thus concluding the relator’s qui tam action.
On October 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against General Dynamics Corporation, certain of its subsidiaries and various other companies alleging that they conspired, in violation of the Sherman Act, not to solicit naval architects and marine engineers from each other. The named plaintiffs purport to represent a class of individuals consisting of all naval architects and marine engineers employed by the shipyard and consultancy defendants, their predecessors, their subsidiaries and/or their related entities in the United

States at any time since January 1, 2000. The plaintiffs allege that the conspiracy suppressed compensation paid to the putative class members, and the plaintiffs seek trebled monetary damages, attorneys’ fees, injunctive and other equitable relief. We are defending the matter. On April 19, 2024, the District Court dismissed the plaintiffs’ complaint. However, given the current status of this matter, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of this matter, there could be a material impact on our results of operations, financial condition and cash flows.
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

Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on March 31, 2024. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of March 31, 2024, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended March 31, 2024, and April 2, 2023, were as follows:

Three Months Ended	March 31, 2024	April 2, 2023
Beginning balance	$597	$603
Warranty expense	23	16
Payments	(24)	(23)
Adjustments	3	4
Ending balance	$599	$600

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the three-month period ended March 31, 2024, we repurchased 0.4 million of our outstanding shares for $105. On March 31, 2024, 4.3 million shares remained authorized by our board of directors (Board) for repurchase, representing 1.6% of our total shares outstanding. We repurchased 0.4 million shares for $90 in the three-month period ended April 2, 2023.
Dividends per Share. Our Board declared dividends per share of $1.42 and $1.32 for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. We paid cash dividends of $361 and $345 for the three-month periods ended March 31, 2024 and April 2, 2023, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2023	$11	$673	$(1,843)	$(1,159)
Other comprehensive loss, pretax	(42)	(298)	40	(300)
Benefit for income tax, net	12	—	(9)	3
Other comprehensive loss, net of tax	(30)	(298)	31	(297)
March 31, 2024	$(19)	$375	$(1,812)	$(1,456)

December 31, 2022	$4	$260	$(2,416)	$(2,152)
Other comprehensive income, pretax	(7)	91	173	257
Provision for income tax, net	1	—	(36)	(35)
Other comprehensive income, net of tax	(6)	91	137	222
April 2, 2023	$(2)	$351	$(2,279)	$(1,930)
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
Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Aerospace	$2,084	$1,892	$255	$229
Marine Systems	3,331	2,992	232	211
Combat Systems	2,102	1,756	282	245
Technologies	3,214	3,241	295	299
Corporate (b)	—	—	(28)	(46)
Total	$10,731	$9,881	$1,036	$938
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
We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2024, or December 31, 2023.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on March 31, 2024, and December 31, 2023, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	March 31, 2024
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$2	$2	$—	$2	$—
Available-for-sale debt securities	134	134	—	134	—
Commingled equity funds	49	49	49	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	43	43	26	—	17
Cash flow hedge assets	58	58	—	58	—
Cash flow hedge liabilities	(65)	(65)	—	(65)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,334)	(8,610)	—	(8,610)	—

	December 31, 2023
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$21	$21	$—	$21	$—
Available-for-sale debt securities	115	115	—	115	—
Commingled equity funds	49	49	49	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	23	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(61)	(61)	—	(61)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,340)	(8,764)	—	(8,764)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On March 31, 2024, and December 31, 2023, we held $1 billion and $1.9 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On March 31, 2024, and December 31, 2023, we held marketable securities in trust of $191. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $6.1 billion and $5.7 billion on March 31, 2024, and December 31, 2023, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three-month periods ended March 31, 2024, and April 2, 2023. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three-month periods ended March 31, 2024, and April 2, 2023, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on March 31, 2024, and December 31, 2023.
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

We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended March 31, 2024, and April 2, 2023. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended March 31, 2024, and April 2, 2023.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three-month periods ended March 31, 2024, and April 2, 2023, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Service cost	$19	$17	$1	$1
Interest cost	157	163	7	7
Expected return on plan assets	(206)	(207)	(8)	(8)
Net actuarial loss (gain)	49	183	(8)	(8)
Prior service (credit) cost	(2)	(4)	1	1
Net periodic benefit cost (credit)	$17	$152	$(7)	$(7)
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
Our company is organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government agencies. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business jet aircraft and related services. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

BUSINESS ENVIRONMENT
On March 29, 2024, our ultra-long-range, ultra-large-cabin G700 aircraft received U.S. Federal Aviation Administration (FAA) type certification after completing the most rigorous certification program in company history. While no G700 aircraft deliveries were made in the first quarter of 2024, the certification paves the way for customer deliveries beginning in the second quarter of 2024. We expect to deliver about 50 G700 aircraft this year.
With approximately 70% of our revenue from work for the U.S. government, government spending levels — particularly defense spending — can impact our financial performance. Since the beginning of the government’s fiscal year (FY) 2024, we had been operating under a series of continuing resolutions (CRs), which generally provide funding for federal agencies for all programs of record at the prior year’s appropriated levels. On March 23, 2024, the U.S. government enacted a defense appropriations bill for the government’s FY 2024 totaling $825 billion, representing an increase of more than 3% over the enacted FY 2023 spending level. The FY 2024 defense appropriations bill was supportive of our key programs and consistent with our financial outlook for 2024.
The coronavirus (COVID-19) pandemic caused significant disruptions to national and global economies and government activities, including supply chain and staffing challenges. Additionally, in response to the Russian invasion of Ukraine, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions targeting Russia and Belarus. Lastly, the impact of the war between Israel and Hamas continues to evolve. The disruptions caused by these events continue to impact global economies and businesses. The primary impact to our business is supply chain challenges, including inflationary pressures. In our Aerospace segment, supply chain challenges have paced our ability to ramp up production in response to strong customer demand for our aircraft and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. In addition, the Israel-Hamas war has impacted the delivery schedule for our Israel-based supplier of mid-cabin aircraft. Within our defense segments, the COVID-19 pandemic resulted in supply chain challenges and impacted the regional availability of skilled labor, which we continue to experience, particularly in our Marine Systems segment. The Russia-Ukraine conflict and increased threat environment has created additional demand for certain of our products and services, particularly in our Combat Systems segment.

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

CONSOLIDATED OVERVIEW

Three Months Ended	March 31, 2024	April 2, 2023	Variance
Revenue	$10,731	$9,881	$850	8.6%
Operating costs and expenses	(9,695)	(8,943)	(752)	8.4%
Operating earnings	1,036	938	98	10.4%
Operating margin	9.7%	9.5%
Our consolidated revenue increased in the first quarter of 2024 driven by double digit growth in our Aerospace, Marine Systems and Combat Systems segments. Revenue increased at a greater rate than operating costs and expenses in the three-month period, resulting in a 20 basis-point increase in operating margin.

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
AEROSPACE

Three Months Ended	March 31, 2024	April 2, 2023	Variance
Revenue	$2,084	$1,892	$192	10.1%
Operating earnings	255	229	26	11.4%
Operating margin	12.2%	12.1%
Gulfstream aircraft deliveries (in units)	24	21	3	14.3%

Operating Results
The increase in the Aerospace segment’s revenue in the first quarter of 2024 consisted of the following:

Aircraft manufacturing	$110
Aircraft services	82
Total increase	$192
Aircraft manufacturing revenue increased in the first quarter of 2024 due primarily to additional deliveries of our G650 ultra-large-cabin aircraft. Aircraft services revenue was up in the first quarter of 2024 due to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base and customer flight activity.
The increase in the segment’s operating earnings in the first quarter of 2024 consisted of the following:

Aircraft manufacturing	$31
Aircraft services	24
G&A/other expenses	(29)
Total increase	$26
Aircraft manufacturing operating earnings increased in the first quarter of 2024 due primarily to the number and mix of aircraft deliveries. Aircraft services operating earnings increased due to higher volume and favorable cost performance. G&A/other expenses increased in the first quarter of 2024 due primarily to increased R&D expenses associated with ongoing product development efforts. In total, the Aerospace segment’s operating margin increased 10 basis points in the first quarter of 2024 compared with the prior-year period.
MARINE SYSTEMS

Three Months Ended	March 31, 2024	April 2, 2023	Variance
Revenue	$3,331	$2,992	$339	11.3%
Operating earnings	232	211	21	10.0%
Operating margin	7.0%	7.1%
Operating Results
The increase in the Marine Systems segment’s revenue in the first quarter of 2024 consisted of the following:

U.S. Navy ship construction	$265
U.S. Navy ship engineering, repair and other services	74
Total increase	$339
Revenue from U.S. Navy ship construction was up in the first quarter of 2024 due primarily to increased volume on the Columbia-class submarine program. Overall, the Marine Systems segment’s operating margin in both periods reflected the impact of supply chain challenges.

COMBAT SYSTEMS

Three Months Ended	March 31, 2024	April 2, 2023	Variance
Revenue	$2,102	$1,756	$346	19.7%
Operating earnings	282	245	37	15.1%
Operating margin	13.4%	14.0%
Operating Results
The increase in the Combat Systems segment’s revenue in the first quarter of 2024 consisted of the following:

Weapons systems and munitions	$228
International military vehicles	65
U.S. military vehicles	53
Total increase	$346
Revenue from weapons systems and munitions increased in the first quarter of 2024 due to heightened demand for artillery products, which has resulted in facility expansion efforts to achieve higher production rates. Revenue from international military vehicles increased due primarily to higher volume on contracts for the sale of the Abrams main battle tank to U.S. allies and partners, and wheeled vehicle sales in Europe. Revenue from U.S. military vehicles increased due to higher volume on the U.S. Army’s M10 Booker combat vehicle program.
Overall, the Combat Systems segment’s operating margin decreased 60 basis points driven by lower-margin artillery facilities expansion work.
TECHNOLOGIES

Three Months Ended	March 31, 2024	April 2, 2023	Variance
Revenue	$3,214	$3,241	$(27)	(0.8)%
Operating earnings	295	299	(4)	(1.3)%
Operating margin	9.2%	9.2%
Operating Results
The change in the Technologies segment’s revenue in the first quarter of 2024 consisted of the following:

C5ISR* solutions	$(22)
Information technology (IT) services	(5)
Total decrease	$(27)
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue was down slightly due to program timing and ramp-down of legacy programs, while operating margin remained consistent with the prior period.

CORPORATE
Corporate operating costs totaled $28 in the first quarter of 2024 compared with $46 in the first quarter of 2023 and consisted primarily of equity-based compensation expense.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	March 31, 2024	April 2, 2023	Variance
Revenue	$6,134	$5,513	$621	11.3%
Operating costs	(5,189)	(4,641)	(548)	11.8%
The increase in product revenue in the first quarter of 2024 consisted of the following:

Ship construction	$265
Weapons systems and munitions	228
Aircraft manufacturing	110
Other, net	18
Total increase	$621
Ship construction revenue increased in the first quarter of 2024 due primarily to higher volume on the Columbia-class submarine program. Weapons systems and munitions revenue was up due to heightened demand for artillery products, which has resulted in facility expansion efforts to achieve higher production rates. Aircraft manufacturing revenue was up due to additional aircraft deliveries. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	March 31, 2024	April 2, 2023	Variance
Revenue	$4,597	$4,368	$229	5.2%
Operating costs	(3,879)	(3,716)	(163)	4.4%
The increase in service revenue in the first quarter of 2024 consisted of the following:

Aircraft services	$82
Ship services	74
Other, net	73
Total increase	$229
Aircraft services revenue increased in the first quarter of 2024 due to additional maintenance work. Ship services revenue increased due to higher volume of engineering and repair work. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.

G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5.8% in the first three months of 2024 compared with 5.9% in the first three months of 2023.
OTHER, NET
Net other income was $14 in the first three months of 2024 compared with $33 in the first three months of 2023, and represents primarily the non-service components of pension and other post-retirement benefits.
INTEREST, NET
Net interest expense was $82 in the first three months of 2024 compared with $91 in the prior-year period, reflecting the repayment of our scheduled debt maturities in 2023. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.5% in the first three months of 2024 compared with 17% in the prior-year period.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $93.7 billion at the end of the first quarter of 2024 compared with $93.6 billion on December 31, 2023. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $134 billion on March 31, 2024.
The following table details the backlog and estimated potential contract value of each segment at the end of the first quarter of 2024 and fourth quarter of 2023:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	March 31, 2024
Aerospace	$19,564	$981	$20,545	$305	$20,850
Marine Systems	29,711	14,415	44,126	3,749	47,875
Combat Systems	14,923	686	15,609	7,002	22,611
Technologies	8,976	4,478	13,454	29,206	42,660
Total	$73,174	$20,560	$93,734	$40,262	$133,996

	December 31, 2023
Aerospace	$19,557	$897	$20,454	$451	$20,905
Marine Systems	30,141	15,755	45,896	3,647	49,543
Combat Systems	13,816	721	14,537	6,236	20,773
Technologies	8,961	3,779	12,740	28,011	40,751
Total	$72,475	$21,152	$93,627	$38,345	$131,972

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the first quarter of 2024 with backlog of $20.5 billion.
Orders in the first quarter of 2024 reflected strong demand across our portfolio of products and services. The segment’s book-to-bill ratio (orders divided by revenue) was 1.2-to-1 in the first quarter of 2024.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On March 31, 2024, estimated potential contract value in the Aerospace segment was $305.

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
Total backlog in our defense segments was $73.2 billion on March 31, 2024. In the first quarter of 2024, the Combat Systems segment achieved a book-to-bill ratio of 1.6-to-1, and overall, the defense segments achieved a book-to-bill ratio of 1-to-1. Estimated potential contract value in our defense segments was $40 billion on March 31, 2024. We received the following significant contract awards during the first quarter of 2024:

MARINE SYSTEMS
•$310 from the U.S. Navy for maintenance, modernization and repair work on the USS Bataan, a Wasp-class amphibious assault ship.
•$255 for future technology development on the next-generation attack submarine, SSN(X), program for the Navy.
•$150 from the Navy for long-lead materials for Block VI Virginia-class submarines.
•$150 for design and engineering efforts for Virginia-class submarines for the Navy.
•$125 from the Navy to provide engineering, technical, design and planning yard support services for operational strategic and attack submarines.
COMBAT SYSTEMS
•An IDIQ contract to provide medium-caliber ammunition cartridges for the U.S. Army. The contract has a maximum potential value of $3 billion among two awardees.
•$1.3 billion for the production of Pandur 6x6 wheeled combat vehicles from the Austrian Federal Ministry of Defense. The contract including options has a maximum potential value of $2 billion.
•$325 from the Canadian government to produce armored combat support vehicles (ACSVs).
•$285 to produce Abrams main battle tanks in the system enhancement package version 3 (SEPv3) configuration for Romania.
•$205 from the Army for inventory management for the Stryker wheeled combat-vehicle fleet.
TECHNOLOGIES
•Four IDIQ contracts from the Canadian government to support the Land Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) system for the Canadian army. These contracts have a maximum potential value of $1.3 billion.
•$505 for several key contracts for classified customers. These contracts have a maximum potential value of $995.
•$125 to modernize the U.S. Central Command’s (CENTCOM) enterprise information technology (IT) infrastructure. The contract including options has a maximum potential value of $920.
•$340 from the Navy to provide full life cycle and operational support for the Trident II Fire Control System (FCS) onboard Ohio-class submarines and continue the development, production and installation of FCS for all new Columbia-class submarines. The contract including options has a maximum potential value of $620.
•$140 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System - Extended (BICES-X) program to provide intelligence information sharing capabilities. The contract has a maximum potential value of $320.
•A contract to provide technical expertise to develop and deliver high-performance computing systems and software for a classified customer. The contract including options has a maximum potential value of $290.

•$35 from the Air Force to provide goods and engineering services to support the Federated Trust Network Environment Infrastructure (FTI) portion of the BICES program. The contract has a maximum potential value of $240.
•$230 from the National Geospatial-Intelligence Agency (NGA) to provide hybrid cloud services and IT design, engineering, and operations and sustainment services.
•$35 from the Navy for maintenance, training and sustainment of the Integrated Nuclear Weapons Security and Integrated Electronic Security Systems. The contract including options has a maximum potential value of $190.

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
We ended the first quarter of 2024 with a cash and equivalents balance of $1 billion compared with $1.9 billion at the end of 2023. The following is a discussion of our major operating, investing and financing activities in the first three months of 2024 and 2023, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Three Months Ended	March 31, 2024	April 2, 2023
Net cash (used) provided by operating activities	$(278)	$1,462
Net cash used by investing activities	(182)	(190)
Net cash used by financing activities	(416)	(475)

OPERATING ACTIVITIES
Cash used by operating activities was $278 million in the first three months of 2024 compared with cash provided by operating activities of $1.5 billion in the same period in 2023. The primary driver of cash flows in both periods was net earnings. Cash flows in the first three months of 2024 were affected negatively by growth in operating working capital, particularly driven by the ramp-up in production of new Gulfstream aircraft models in our Aerospace segment and timing in our Marine Systems and Combat Systems segments. Cash flows in the first three months of 2023 were affected positively by a decrease in unbilled receivables due to the receipt of progress payments on large international vehicle contracts in our Combat Systems segment and an increase in customer deposits driven by Gulfstream aircraft orders, offset partially by an increase in inventory due primarily to the ramp-up in production of new Gulfstream aircraft models.

INVESTING ACTIVITIES
Cash used by investing activities was $182 in the first three months of 2024 compared with $190 in the same period in 2023. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $159 in the first three months of 2024 compared with $161 in the same period in 2023.

FINANCING ACTIVITIES
Cash used by financing activities was $416 million in the first three months of 2024 compared with $475 million in the same period in 2023. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 6, 2024, our board of directors (Board) declared an increased quarterly dividend of $1.42 per share, the 27th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.32 per share in March 2023. Cash dividends paid were $361 in the first three months of 2024 compared with $345 in the same period in 2023.
We paid $105 and $90 in the first three months of 2024 and 2023, respectively, to repurchase our outstanding shares. On March 31, 2024, 4.3 million shares remained authorized by our Board for repurchase, representing 1.6% of our total shares outstanding.
Fixed-rate notes of $500 mature in November 2024. We currently plan to repay these notes at maturity using cash on hand, potentially supplemented by commercial paper or other borrowings. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On March 31, 2024, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

We define free cash flow as net cash from operating activities less capital expenditures. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our businesses for purposes such as repaying debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow to assess the quality of our earnings and as a key performance measure in evaluating management. The following table reconciles free cash flow with net cash from operating activities, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Three Months Ended	March 31, 2024	April 2, 2023
Net cash (used) provided by operating activities	$(278)	$1,462
Capital expenditures	(159)	(161)
Free cash flow	$(437)	$1,301
Cash flows as a percentage of net earnings:
Net cash (used) provided by operating activities	(35)%	200%
Free cash flow	(55)%	178%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $36 ($0.10) and $77 ($0.22) for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended March 31, 2024, or April 2, 2023.
Other critical accounting policies and estimates include long-lived assets and goodwill, commitments and contingencies, and retirement plans. For a full discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2023.

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
STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Revenue	$4,369	$16,276
Operating costs and expenses, excluding G&A	(3,851)	(14,316)
Net earnings	207	773

BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	March 31, 2024	December 31, 2023
Cash and equivalents	$295	$986
Other current assets	5,013	5,012
Noncurrent assets	4,588	4,506
Total assets	$9,896	$10,504

Short-term debt and current portion of long-term debt	$503	$503
Other current liabilities	2,675	2,890
Long-term debt	8,699	8,700
Other noncurrent liabilities	3,289	3,281
Total liabilities	$15,166	$15,374
The summarized balance sheet information presented above includes the funded status of the company’s primary qualified U.S. government pension plans as the parent has the ultimate obligation for the plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on March 31, 2024, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “forecasts,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements, we rely on assumptions and analyses based on our experience and perception of historical trends; current conditions and expected future developments; and other factors, estimates and judgments we consider reasonable and appropriate based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve factors, risks and uncertainties that are difficult to predict. Actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These factors include, among others:
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

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
1/1/24-1/28/24	—	$—	—	4,686,182
1/29/24-2/25/24	353,964	268.36	353,964	4,332,218
2/26/24-3/31/24	36,627	272.94	36,627	4,295,591

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
1/1/24-1/28/24	2,906	259.38
1/29/24-2/25/24	1,446	265.66
2/26/24-3/31/24	196,991	274.40
	591,934	$270.60
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2024.

ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

10.1*    Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
10.2*    Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
10.3*    Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**
22    Subsidiary Guarantors (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended October 1, 2023, filed with the SEC on October 25, 2023)
31.1    Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2    Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS    Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated: April 24, 2024