Form 10-Q
period 2024-06-30
GENERAL DYNAMICS CORP
filed 2024-07-24
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
274,777,579 shares of the registrant’s common stock, $1 par value per share, were outstanding on June 30, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	June 30, 2024	July 2, 2023
Revenue:
Products	$7,160	$5,797
Services	4,816	4,355
	11,976	10,152
Operating costs and expenses:
Products	(6,127)	(4,915)
Services	(4,049)	(3,670)
General and administrative (G&A)	(644)	(605)
	(10,820)	(9,190)
Operating earnings	1,156	962
Other, net	18	13
Interest, net	(84)	(89)
Earnings before income tax	1,090	886
Provision for income tax, net	(185)	(142)
Net earnings	$905	$744

Earnings per share
Basic	$3.30	$2.72
Diluted	$3.26	$2.70
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	June 30, 2024	July 2, 2023
Revenue:
Products	$13,294	$11,310
Services	9,413	8,723
	22,707	20,033
Operating costs and expenses:
Products	(11,315)	(9,556)
Services	(7,929)	(7,386)
G&A	(1,271)	(1,191)
	(20,515)	(18,133)
Operating earnings	2,192	1,900
Other, net	32	46
Interest, net	(166)	(180)
Earnings before income tax	2,058	1,766
Provision for income tax, net	(354)	(292)
Net earnings	$1,704	$1,474

Earnings per share
Basic	$6.22	$5.39
Diluted	$6.14	$5.34
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net earnings	$905	$744	$1,704	$1,474
Changes in unrealized cash flow hedges	(20)	(12)	(62)	(19)
Foreign currency translation adjustments	3	100	(295)	191
Changes in retirement plans’ funded status	41	184	81	357
Other comprehensive income (loss), pretax	24	272	(276)	529
(Provision) benefit for income tax, net	(2)	(37)	1	(72)
Other comprehensive income (loss), net of tax	22	235	(275)	457
Comprehensive income	$927	$979	$1,429	$1,931
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and equivalents	$1,362	$1,913
Accounts receivable	3,152	3,004
Unbilled receivables	8,568	7,997
Inventories	9,686	8,578
Other current assets	1,544	2,123
Total current assets	24,312	23,615
Noncurrent assets:
Property, plant and equipment, net	6,276	6,198
Intangible assets, net	1,550	1,656
Goodwill	20,452	20,586
Other assets	2,852	2,755
Total noncurrent assets	31,130	31,195
Total assets	$55,442	$54,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,004	$507
Accounts payable	2,969	3,095
Customer advances and deposits	10,089	9,564
Other current liabilities	3,195	3,266
Total current liabilities	18,257	16,432
Noncurrent liabilities:
Long-term debt	7,257	8,754
Other liabilities	7,892	8,325
Commitments and contingencies (see Note J)
Total noncurrent liabilities	15,149	17,079
Shareholders’ equity:
Common stock	482	482
Surplus	3,925	3,760
Retained earnings	40,191	39,270
Treasury stock	(21,128)	(21,054)
Accumulated other comprehensive loss	(1,434)	(1,159)
Total shareholders’ equity	22,036	21,299
Total liabilities and shareholders’ equity	$55,442	$54,810
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	June 30, 2024	July 2, 2023
Cash flows from operating activities – continuing operations:
Net earnings	$1,704	$1,474
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	311	297
Amortization of intangible and finance lease right-of-use assets	117	136
Equity-based compensation expense	87	87
Deferred income tax benefit	(90)	(154)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(158)	(159)
Unbilled receivables	(601)	513
Inventories	(1,152)	(1,264)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(125)	(33)
Customer advances and deposits	169	1,286
Other, net	274	10
Net cash provided by operating activities	536	2,193
Cash flows from investing activities:
Capital expenditures	(360)	(373)
Other, net	53	(31)
Net cash used by investing activities	(307)	(404)
Cash flows from financing activities:
Dividends paid	(750)	(705)
Purchases of common stock	(139)	(378)
Repayment of fixed-rate notes	—	(750)
Other, net	111	(42)
Net cash used by financing activities	(778)	(1,875)
Net cash used by discontinued operations	(2)	(2)
Net decrease in cash and equivalents	(551)	(88)
Cash and equivalents at beginning of period	1,913	1,242
Cash and equivalents at end of period	$1,362	$1,154
Supplemental cash flow information:
Income tax payments, net	$48	$(327)
Interest payments	$(194)	$(195)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
March 31, 2024	$482	$3,820	$39,678	$(21,114)	$(1,456)	$21,410
Net earnings	—	—	905	—	—	905
Cash dividends declared	—	—	(392)	—	—	(392)
Equity-based awards	—	105	—	20	—	125
Shares purchased	—	—	—	(34)	—	(34)
Other comprehensive income	—	—	—	—	22	22
June 30, 2024	$482	$3,925	$40,191	$(21,128)	$(1,434)	$22,036

April 2, 2023	$482	$3,562	$37,769	$(20,796)	$(1,930)	$19,087
Net earnings	—	—	744	—	—	744
Cash dividends declared	—	—	(359)	—	—	(359)
Equity-based awards	—	52	—	7	—	59
Shares purchased	—	—	—	(288)	—	(288)
Other comprehensive income	—	—	—	—	235	235
July 2, 2023	$482	$3,614	$38,154	$(21,077)	$(1,695)	$19,478

	Six Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2023	$482	$3,760	$39,270	$(21,054)	$(1,159)	$21,299
Net earnings	—	—	1,704	—	—	1,704
Cash dividends declared	—	—	(783)	—	—	(783)
Equity-based awards	—	165	—	65	—	230
Shares purchased	—	—	—	(139)	—	(139)
Other comprehensive loss	—	—	—	—	(275)	(275)
June 30, 2024	$482	$3,925	$40,191	$(21,128)	$(1,434)	$22,036

December 31, 2022	$482	$3,556	$37,403	$(20,721)	$(2,152)	$18,568
Net earnings	—	—	1,474	—	—	1,474
Cash dividends declared	—	—	(723)	—	—	(723)
Equity-based awards	—	58	—	22	—	80
Shares purchased	—	—	—	(378)	—	(378)
Other comprehensive income	—	—	—	—	457	457
July 2, 2023	$482	$3,614	$38,154	$(21,077)	$(1,695)	$19,478
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended June 30, 2024, and July 2, 2023.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	June 30, 2024	December 31, 2023
PP&E	$13,269	$13,000
Accumulated depreciation	(6,993)	(6,802)
PP&E, net	$6,276	$6,198
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 75% and 77% of our revenue for the three- and six-month periods ended June 30, 2024, respectively, and 80% and 81% for the three- and six-month periods ended July 2, 2023, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 25% and 23% of our revenue for the three- and six-month periods ended June 30, 2024, respectively, and 20% and 19% for the three- and six-month periods ended July 2, 2023, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On June 30, 2024, we had $91.3 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 60% of our remaining performance obligations as revenue by year-end 2025, an additional 25% by year-end 2027 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue	$92	$58	$149	$152
Operating earnings	77	10	113	87
Diluted earnings per share	$0.22	$0.03	$0.32	$0.25
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended June 30, 2024, or July 2, 2023.
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
Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Aircraft manufacturing	$2,067	$1,216	$3,328	$2,367
Aircraft services	873	737	1,696	1,478
Total Aerospace	2,940	1,953	5,024	3,845
Nuclear-powered submarines	2,460	2,122	4,866	4,159
Surface ships	713	638	1,365	1,319
Repair and other services	280	299	553	573
Total Marine Systems	3,453	3,059	6,784	6,051
Military vehicles	1,321	1,280	2,555	2,427
Weapons systems, armament and munitions	725	473	1,375	911
Engineering and other services	242	171	460	342
Total Combat Systems	2,288	1,924	4,390	3,680
Information technology (IT) services	2,172	2,127	4,336	4,296
C5ISR* solutions	1,123	1,089	2,173	2,161
Total Technologies	3,295	3,216	6,509	6,457
Total revenue	$11,976	$10,152	$22,707	$20,033
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended June 30, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$2,693	$1,656	$2,028	$1,314	$7,691
Cost-reimbursement	—	1,797	238	1,496	3,531
Time-and-materials	247	—	22	485	754
Total revenue	$2,940	$3,453	$2,288	$3,295	$11,976
Three Months Ended July 2, 2023
Fixed-price	$1,697	$1,609	$1,684	$1,374	$6,364
Cost-reimbursement	—	1,449	222	1,383	3,054
Time-and-materials	256	1	18	459	734
Total revenue	$1,953	$3,059	$1,924	$3,216	$10,152

Six Months Ended June 30, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$4,522	$3,227	$3,887	$2,674	$14,310
Cost-reimbursement	—	3,556	468	2,847	6,871
Time-and-materials	502	1	35	988	1,526
Total revenue	$5,024	$6,784	$4,390	$6,509	$22,707
Six Months Ended July 2, 2023
Fixed-price	$3,329	$3,174	$3,212	$2,827	$12,542
Cost-reimbursement	—	2,876	431	2,710	6,017
Time-and-materials	516	1	37	920	1,474
Total revenue	$3,845	$6,051	$3,680	$6,457	$20,033
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

Revenue by customer was as follows:

Three Months Ended June 30, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$53	$3,411	$1,296	$1,957	$6,717
Non-DoD	—	1	4	1,163	1,168
Foreign military sales (FMS)	10	39	206	10	265
Total U.S. government	63	3,451	1,506	3,130	8,150
U.S. commercial	1,421	1	66	54	1,542
Non-U.S. government	481	1	673	101	1,256
Non-U.S. commercial	975	—	43	10	1,028
Total revenue	$2,940	$3,453	$2,288	$3,295	$11,976
Three Months Ended July 2, 2023
U.S. government:
DoD	$54	$3,029	$941	$1,867	$5,891
Non-DoD	—	—	3	1,178	1,181
FMS	21	29	159	10	219
Total U.S. government	75	3,058	1,103	3,055	7,291
U.S. commercial	985	1	55	48	1,089
Non-U.S. government	142	—	733	92	967
Non-U.S. commercial	751	—	33	21	805
Total revenue	$1,953	$3,059	$1,924	$3,216	$10,152

Six Months Ended June 30, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$104	$6,709	$2,468	$3,786	$13,067
Non-DoD	—	1	5	2,348	2,354
FMS	21	70	464	21	576
Total U.S. government	125	6,780	2,937	6,155	15,997
U.S. commercial	2,639	2	119	98	2,858
Non-U.S. government	695	2	1,259	228	2,184
Non-U.S. commercial	1,565	—	75	28	1,668
Total revenue	$5,024	$6,784	$4,390	$6,509	$22,707
Six Months Ended July 2, 2023
U.S. government:
DoD	$195	$5,978	$1,875	$3,740	$11,788
Non-DoD	—	1	5	2,370	2,376
FMS	39	70	292	19	420
Total U.S. government	234	6,049	2,172	6,129	14,584
U.S. commercial	2,183	1	106	102	2,392
Non-U.S. government	250	1	1,352	192	1,795
Non-U.S. commercial	1,178	—	50	34	1,262
Total revenue	$3,845	$6,051	$3,680	$6,457	$20,033

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended June 30, 2024, were not materially impacted by any other factors.
Revenue recognized for the three- and six-month periods ended June 30, 2024, and July 2, 2023, that was included in the contract liability balance at the beginning of each year was $1.7 billion and $3.4 billion, and $949 and $2.7 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Basic weighted average shares outstanding	274,122	273,137	273,809	273,570
Dilutive effect of stock options and restricted stock/RSUs*	3,600	1,950	3,553	2,266
Diluted weighted average shares outstanding	277,722	275,087	277,362	275,836
*    Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,261 and 833 for the three- and six-month periods ended June 30, 2024, and 4,468 and 3,925 for the three- and six-month periods ended July 2, 2023, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	June 30, 2024	December 31, 2023
Deferred tax asset	$29	$28
Deferred tax liability	(551)	(655)
Net deferred tax liability	$(522)	$(627)
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on June 30, 2024, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	June 30, 2024	December 31, 2023
Unbilled revenue	$41,313	$40,552
Advances and progress billings	(32,745)	(32,555)
Net unbilled receivables	$8,568	$7,997
On June 30, 2024, and December 31, 2023, net unbilled receivables included $1.3 billion and $1.2 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, experienced an unbilled receivable build-up in 2021 and 2022. The customer resumed payments on the contract in the first quarter of 2023.

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
Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Work in process	$6,317	$5,655
Raw materials	3,279	2,886
Finished goods	28	22
Pre-owned aircraft	62	15
Total inventories	$9,686	$8,578
The increase in total inventories during the six-month period ended June 30, 2024, was due primarily to the ramp-up in production of new Gulfstream aircraft models, including the G700 that received certification from the U.S. Federal Aviation Administration on March 29, 2024, as well as increased production of in-service aircraft reflecting strong customer demand. Customer deposits associated with firm orders for these aircraft, which are reported in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, also increased.

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2023 (a)	$3,199	$297	$2,812	$14,278	$20,586
Acquisitions (b)	—	—	41	—	41
Other (c)	(122)	—	(44)	(9)	(175)
June 30, 2024 (a)	$3,077	$297	$2,809	$14,269	$20,452
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.

Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	June 30, 2024			December 31, 2023
Contract and program intangible assets (b)	$3,245	$(1,939)	$1,306	$3,256	$(1,868)	$1,388
Trade names and trademarks	511	(280)	231	542	(288)	254
Technology and software	65	(52)	13	65	(51)	14
Other intangible assets	63	(63)	—	64	(64)	—
Total intangible assets	$3,884	$(2,334)	$1,550	$3,927	$(2,271)	$1,656
(a)Changes in gross carrying amounts consisted primarily of foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $44 and $89 for the three- and six-month periods ended June 30, 2024, and $47 and $100 for the three- and six-month periods ended July 2, 2023, respectively.

H. DEBT
Debt consisted of the following:

		June 30, 2024	December 31, 2023
Fixed-rate notes due:	Interest rate:
November 2024	2.375%	$500	$500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	83	90
Total debt principal		9,333	9,340
Less unamortized debt issuance costs and discounts		72	79
Total debt		9,261	9,261
Less current portion		2,004	507
Long-term debt		$7,257	$8,754
On June 30, 2024, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on June 30, 2024.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	June 30, 2024	December 31, 2023

Salaries and wages	$1,126	$1,191
Dividends payable	391	362
Lease liabilities	309	325
Workers’ compensation	241	237
Other	1,128	1,151
Total other current liabilities	$3,195	$3,266

Customer deposits on commercial contracts	$2,214	$2,576
Retirement benefits	2,124	2,219
Lease liabilities	1,549	1,497
Other	2,005	2,033
Total other liabilities	$7,892	$8,325

J. COMMITMENTS AND CONTINGENCIES
Litigation
On October 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against General Dynamics Corporation, certain of its subsidiaries and various other companies alleging that they conspired, in violation of the Sherman Act, not to solicit naval architects and marine engineers from each other. The named plaintiffs purport to represent a class of individuals consisting of all naval architects and marine engineers employed by the shipyard and consultancy defendants, their predecessors, their subsidiaries and/or their related entities in the United States at any time since January 1, 2000. The plaintiffs allege that the conspiracy suppressed compensation paid to the putative class members, and the plaintiffs seek trebled monetary damages, attorneys’ fees, injunctive and other equitable relief. We are defending the matter. On April 19, 2024, the District Court dismissed the plaintiffs’ complaint. Plaintiffs initiated an appeal of the dismissal of their complaint to the U.S. Court of Appeals for the Fourth Circuit on May 20, 2024. Given the current status of this matter, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of this matter, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on June 30, 2024. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of June 30, 2024, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended June 30, 2024, and July 2, 2023, were as follows:

Six Months Ended	June 30, 2024	July 2, 2023
Beginning balance	$597	$603
Warranty expense	57	35
Payments	(53)	(47)
Adjustments	7	2
Ending balance	$608	$593

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the six-month period ended June 30, 2024, we repurchased 0.5 million of our outstanding shares for $139. On June 30, 2024, 4.2 million shares remained authorized by our board of directors (Board) for repurchase, representing 1.5% of our total shares outstanding. We repurchased 1.8 million shares for $378 in the six-month period ended July 2, 2023.
Dividends per Share. Our Board declared dividends per share of $1.42 and $2.84 for the three- and six-month periods ended June 30, 2024, and $1.32 and $2.64 for the three- and six-month periods ended July 2, 2023, respectively. We paid cash dividends of $389 and $750 for the three- and six-month periods ended June 30, 2024, and $360 and $705 for the three- and six-month periods ended July 2, 2023, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2023	$11	$673	$(1,843)	$(1,159)
Other comprehensive loss, pretax	(62)	(295)	81	(276)
Benefit for income tax, net	18	—	(17)	1
Other comprehensive loss, net of tax	(44)	(295)	64	(275)
June 30, 2024	$(33)	$378	$(1,779)	$(1,434)

December 31, 2022	$4	$260	$(2,416)	$(2,152)
Other comprehensive income, pretax	(19)	191	357	529
Provision for income tax, net	4	—	(76)	(72)
Other comprehensive income, net of tax	(15)	191	281	457
July 2, 2023	$(11)	$451	$(2,135)	$(1,695)
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

Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Aerospace	$2,940	$1,953	$319	$236
Marine Systems	3,453	3,059	245	235
Combat Systems	2,288	1,924	313	251
Technologies	3,295	3,216	320	283
Corporate (b)	—	—	(41)	(43)
Total	$11,976	$10,152	$1,156	$962
Six Months Ended
Aerospace	$5,024	$3,845	$574	$465
Marine Systems	6,784	6,051	477	446
Combat Systems	4,390	3,680	595	496
Technologies	6,509	6,457	615	582
Corporate (b)	—	—	(69)	(89)
Total	$22,707	$20,033	$2,192	$1,900
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
We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2024, or December 31, 2023.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on June 30, 2024, and December 31, 2023, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	June 30, 2024
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$2	$2	$—	$2	$—
Available-for-sale debt securities	132	132	—	132	—
Commingled equity funds	49	49	49	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	44	44	27	—	17
Cash flow hedge assets	43	43	—	43	—
Cash flow hedge liabilities	(64)	(64)	—	(64)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,333)	(8,540)	—	(8,540)	—

	December 31, 2023
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$21	$21	$—	$21	$—
Available-for-sale debt securities	115	115	—	115	—
Commingled equity funds	49	49	49	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	23	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(61)	(61)	—	(61)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,340)	(8,764)	—	(8,764)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On June 30, 2024, and December 31, 2023, we held $1.4 billion and $1.9 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On June 30, 2024, and December 31, 2023, we held marketable securities in trust of $189 and $191, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $7.1 billion and $5.7 billion on June 30, 2024, and December 31, 2023, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and six-month periods ended June 30, 2024, and July 2, 2023. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and six-month periods ended June 30, 2024, and July 2, 2023, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on June 30, 2024, and December 31, 2023.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended June 30, 2024, and July 2, 2023. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended June 30, 2024, and July 2, 2023.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three- and six-month periods ended June 30, 2024, and July 2, 2023, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost	$18	$16	$1	$1
Interest cost	157	162	7	8
Expected return on plan assets	(205)	(208)	(9)	(8)
Net actuarial loss (gain)	49	184	(8)	(8)
Prior service credit	(1)	(3)	—	—
Net periodic benefit cost (credit)	$18	$151	$(9)	$(7)
Six Months Ended
Service cost	$37	$33	$2	$2
Interest cost	314	325	14	15
Expected return on plan assets	(411)	(415)	(17)	(16)
Net actuarial loss (gain)	98	367	(16)	(16)
Prior service (credit) cost	(3)	(7)	1	1
Net periodic benefit cost (credit)	$35	$303	$(16)	$(14)
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

BUSINESS ENVIRONMENT
On May 15, 2024, our ultra-long-range, ultra-large-cabin G700 aircraft received European Union Aviation Safety Agency (EASA) type certification. This follows U.S. Federal Aviation Administration (FAA) type certification in March 2024, after completing the most rigorous certification program in company history. These certifications paved the way for customer deliveries beginning in the second quarter of 2024. We expect to deliver about 50 G700 aircraft this year.
The coronavirus (COVID-19) pandemic caused significant disruptions to national and global economies and government activities, including supply chain and staffing challenges. Additionally, in response to the Russian invasion of Ukraine, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions targeting Russia and Belarus. Lastly, the impact of the war between Israel and Hamas continues to evolve. The disruptions caused by these events continue to impact global economies and businesses. The primary impact to our business is supply chain challenges, including inflationary pressures. In our Aerospace segment, supply chain challenges have paced our ability to ramp up production in response to strong customer demand for our aircraft and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. In addition, the Israel-Hamas war has impacted the delivery schedule for our Israel-based supplier of mid-cabin aircraft. Within our defense segments, the COVID-19 pandemic resulted in supply chain challenges that continue to impact our Marine Systems segment. The Russia-Ukraine conflict and increased threat environment have created additional demand for certain of our products and services, particularly in our Combat Systems segment.

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

CONSOLIDATED OVERVIEW

Three Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$11,976	$10,152	$1,824	18.0%
Operating costs and expenses	(10,820)	(9,190)	(1,630)	17.7%
Operating earnings	1,156	962	194	20.2%
Operating margin	9.7%	9.5%
Six Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$22,707	$20,033	$2,674	13.3%
Operating costs and expenses	(20,515)	(18,133)	(2,382)	13.1%
Operating earnings	2,192	1,900	292	15.4%
Operating margin	9.7%	9.5%
Our consolidated revenue increased in the second quarter and first six months of 2024 driven by growth across all segments, including double digit percentage growth in our Aerospace, Marine Systems and Combat Systems segments. Operating margin increased 20 basis points in the second quarter and first six months of 2024.

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
AEROSPACE

Three Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$2,940	$1,953	$987	50.5%
Operating earnings	319	236	83	35.2%
Operating margin	10.9%	12.1%
Gulfstream aircraft deliveries (in units)	37	24	13	54.2%
Six Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$5,024	$3,845	$1,179	30.7%
Operating earnings	574	465	109	23.4%
Operating margin	11.4%	12.1%
Gulfstream aircraft deliveries (in units)	61	45	16	35.6%

Operating Results
The increase in the Aerospace segment’s revenue in the second quarter and first six months of 2024 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$851	$961
Aircraft services	136	218
Total increase	$987	$1,179
Aircraft manufacturing revenue increased in the second quarter and first six months of 2024 due primarily to the number and mix of aircraft deliveries including initial deliveries of our ultra-long-range, ultra-large-cabin G700 aircraft. Aircraft services revenue was up in the second quarter and first six months of 2024 due to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base and customer flight activity.
The increase in the segment’s operating earnings in the second quarter and first six months of 2024 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$46	$77
Aircraft services	33	56
G&A/other expenses	4	(24)
Total increase	$83	$109
Aircraft manufacturing operating earnings increased in the second quarter and first six months of 2024 due primarily to the number and mix of aircraft deliveries. Aircraft services operating earnings increased in the second quarter and first six months due to higher volume. G&A/other expenses increased in the first six months of 2024 due primarily to increased R&D expenses associated with ongoing certification and product development efforts. In total, the Aerospace segment’s operating margin decreased 120 basis points in the second quarter and 70 basis points in the first six months of 2024 compared with the prior-year periods, reflecting additional costs associated with the first lot of G700 aircraft, out of station work caused by late supply chain deliveries and extended certification processes.
2024 Outlook
We expect the Aerospace segment’s 2024 revenue to be approximately $12.7 billion, with operating margin of approximately 14%.

MARINE SYSTEMS

Three Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$3,453	$3,059	$394	12.9%
Operating earnings	245	235	10	4.3%
Operating margin	7.1%	7.7%
Six Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$6,784	$6,051	$733	12.1%
Operating earnings	477	446	31	7.0%
Operating margin	7.0%	7.4%
Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2024 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$224	$489
U.S. Navy ship engineering, repair and other services	170	244
Total increase	$394	$733
Revenue from U.S. Navy ship construction and engineering was up in the second quarter and first six months of 2024 due primarily to increased volume on the Columbia-class and Virginia-class submarine programs. Overall, the Marine Systems segment’s operating margin continues to reflect the impact of supply chain challenges.
2024 Outlook
We expect the Marine Systems segment’s 2024 revenue to be approximately $13.4-13.8 billion with operating margin of approximately 7.4%.
COMBAT SYSTEMS

Three Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$2,288	$1,924	$364	18.9%
Operating earnings	313	251	62	24.7%
Operating margin	13.7%	13.0%
Six Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$4,390	$3,680	$710	19.3%
Operating earnings	595	496	99	20.0%
Operating margin	13.6%	13.5%

Operating Results
The increase in the Combat Systems segment’s revenue in the second quarter and first six months of 2024 consisted of the following:

	Second Quarter	Six Months
Weapons systems and munitions	$264	$492
U.S military vehicles	112	165
International military vehicles	(12)	53
Total increase	$364	$710
Revenue from weapons systems and munitions increased in the second quarter and first six months of 2024 due to heightened demand for artillery products, which has resulted in facility expansion efforts to achieve higher production rates. Revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s M10 Booker combat vehicle program. Revenue from international military vehicles increased in the first six months of 2024 due primarily to higher volume on contracts for the sale of the Abrams main battle tank to U.S. allies and partners and wheeled combat vehicle sales in Europe.
Overall, the Combat Systems segment’s operating margin increased 70 basis points in the second quarter and 10 basis points in the first six months of 2024.
2024 Outlook
We expect the Combat Systems segment’s 2024 revenue to be approximately $8.7 billion with operating margin of approximately 14.4%.
TECHNOLOGIES

Three Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$3,295	$3,216	$79	2.5%
Operating earnings	320	283	37	13.1%
Operating margin	9.7%	8.8%
Six Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$6,509	$6,457	$52	0.8%
Operating earnings	615	582	33	5.7%
Operating margin	9.4%	9.0%
Operating Results
The increase in the Technologies segment’s revenue in the second quarter and first six months of 2024 consisted of the following:

	Second Quarter	Six Months
Information technology (IT) services	$45	$40
C5ISR* solutions	34	12
Total increase	$79	$52
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

The Technologies segment’s revenue was up in the second quarter and first six months of 2024 due to higher volume across the portfolio, including the ramp-up of new programs. Overall, the Technologies segment’s operating margin increased 90 basis points in the second quarter and 40 basis points in the first six months of 2024 due to strong operating performance.
2024 Outlook
We expect the Technologies segment’s 2024 revenue to be approximately $13 billion with operating margin of approximately 9.5%.
CORPORATE
Corporate operating costs totaled $41 in the second quarter and $69 in the first six months of 2024 compared with $43 in the second quarter and $89 in the first six months of 2023 and consisted primarily of equity-based compensation expense. Corporate operating costs are expected to be approximately $140 in 2024.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$7,160	$5,797	$1,363	23.5%
Operating costs	(6,127)	(4,915)	(1,212)	24.7%
Six Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$13,294	$11,310	$1,984	17.5%
Operating costs	(11,315)	(9,556)	(1,759)	18.4%
The increase in product revenue in the second quarter and first six months of 2024 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$851	$961
Weapons systems and munitions	264	492
Ship construction	224	489
Military vehicle production	63	142
Other, net	(39)	(100)
Total increase	$1,363	$1,984
Aircraft manufacturing revenue increased in the second quarter and first six months of 2024 due to additional aircraft deliveries. Weapons systems and munitions revenue was up due to heightened demand for artillery products, which has resulted in facility expansion efforts to achieve higher production rates. Ship construction revenue increased due primarily to higher volume on the Columbia-class and Virginia-class submarine programs. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.

SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$4,816	$4,355	$461	10.6%
Operating costs	(4,049)	(3,670)	(379)	10.3%
Six Months Ended	June 30, 2024	July 2, 2023	Variance
Revenue	$9,413	$8,723	$690	7.9%
Operating costs	(7,929)	(7,386)	(543)	7.4%
The increase in service revenue in the second quarter and first six months of 2024 consisted of the following:

	Second Quarter	Six Months
Ship services	$170	$244
Aircraft services	136	218
C5ISR solutions/IT services	110	141
Other, net	45	87
Total increase	$461	$690
Ship services revenue increased in the second quarter and first six months of 2024 due to higher volume on the Columbia-class submarine program. Aircraft services revenue was up due to additional maintenance work. C5ISR solutions and IT services revenue was up due to higher volume, including the ramp-up of new programs. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5.6% in the first six months of 2024 compared with 5.9% in the first six months of 2023. We expect G&A expenses as a percentage of revenue in 2024 to be generally consistent with 2023.
OTHER, NET
Net other income was $32 in the first six months of 2024 compared with $46 in the first six months of 2023, and represents primarily the non-service components of pension and other post-retirement benefits. In 2024, we expect net other income to be approximately $60.
INTEREST, NET
Net interest expense was $166 in the first six months of 2024 compared with $180 in the prior-year period, reflecting the repayment of our scheduled debt maturities in 2023. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. We expect 2024 net interest expense to be approximately $320.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.2% in the first six months of 2024 compared with 16.5% in the prior-year period. For 2024, we anticipate a full-year effective tax rate of approximately 17.5%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $91.3 billion at the end of the second quarter of 2024 compared with $93.7 billion at the end of the first quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $129.8 billion on June 30, 2024.
The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2024:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	June 30, 2024
Aerospace	$19,126	$911	$20,037	$372	$20,409
Marine Systems	29,912	11,436	41,348	3,983	45,331
Combat Systems	16,003	673	16,676	5,816	22,492
Technologies	9,365	3,875	13,240	28,283	41,523
Total	$74,406	$16,895	$91,301	$38,454	$129,755

	March 31, 2024
Aerospace	$19,564	$981	$20,545	$305	$20,850
Marine Systems	29,711	14,415	44,126	3,749	47,875
Combat Systems	14,923	686	15,609	7,002	22,611
Technologies	8,976	4,478	13,454	29,206	42,660
Total	$73,174	$20,560	$93,734	$40,262	$133,996

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2024 with backlog of $20 billion.
Orders for new Gulfstream aircraft increased sequentially, yielding a segment book-to-bill ratio (orders divided by revenue) of 1-to-1 for the first six months of 2024, even as revenue grew by more than 30% year over year.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On June 30, 2024, estimated potential contract value in the Aerospace segment was $372.

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
Total backlog in our defense segments was $71.3 billion on June 30, 2024. In the second quarter of 2024, the Combat Systems and Technologies segments achieved book-to-bill ratios of 1.5-to-1 and 1-to-1, respectively. Estimated potential contract value in our defense segments was $38.1 billion on June 30, 2024. We received the following significant contract awards during the second quarter of 2024:
MARINE SYSTEMS
•$205 from the U.S. Navy for planning yard services for the Arleigh Burke-class (DDG-51) guided-missile destroyer program. The contract including options has a maximum potential value of $1.1 billion.
•$55 from the Navy to support non-nuclear maintenance on submarines based at the New England Naval Submarine Support Facility.
•$55 from the Navy for maintenance and modernization on the USS James E. Williams, a DDG-51 guided-missile destroyer.
•$35 for design and engineering services in support of U.S. and U.K. submarine technologies for the Navy.
•$35 for advanced nuclear plant studies (ANPS) in support of the Columbia-class submarine program for the Navy.
COMBAT SYSTEMS
•Two contracts from the Canadian government for the Logistics Vehicle Modernization (LVM) program to provide a new fleet of light and heavy armored vehicles and logistics support services for the Canadian army. These contracts including options have a maximum potential value of $1.9 billion. The scope of work is shared with an industry partner.
•$25 from the U.S. Army for systems technical support on the Stryker fleet. The contract has a maximum potential value of $535.

•$385 for various munitions and ordnance. These contracts including options have a maximum potential value of $460.
•$390 from the Army primarily to establish additional capacity for artillery propellant.
•$375 from the Army to upgrade Stryker vehicles to the double-V-hull A1 configuration.
•$325 from the Army for the third phase of the low-rate initial production (LRIP) of the M10 Booker Combat Vehicle.
•$230 from the Army to upgrade Abrams main battle tanks to the system enhancement package version 3 (SEPv3) configuration.
•$120 from the Army to provide system and sustainment technical support services for Abrams main battle tanks.
TECHNOLOGIES
•$530 for several key contracts for classified customers. These contracts have a maximum potential value of $665.
•$205 from the North Carolina Department of Health and Human Services to operate its Medicaid Management Information System. The contract including options has a maximum potential value of $525.
•$50 from the Centers for Medicare and Medicaid Services (CMS) to support the Benefits Coordination & Recovery Center. The contract including options has a maximum potential value of $285.
•$55 to provide IT network operations and maintenance services to the Army. The contract including options has a maximum potential value of $200.
•$185 from CMS to provide cloud services and software tools.
•$30 to provide cybersecurity services to the U.S. Air Force. The contract including options has a maximum potential value of $185.
•$145 to provide ship modernization services for the Navy.
•$10 to integrate hardware and software solutions for Navy platforms. The contract including options has a maximum potential value of $110.

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
We ended the second quarter of 2024 with a cash and equivalents balance of $1.4 billion compared with $1.9 billion at the end of 2023. The following is a discussion of our major operating, investing and financing activities in the first six months of 2024 and 2023, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Six Months Ended	June 30, 2024	July 2, 2023
Net cash provided by operating activities	$536	$2,193
Net cash used by investing activities	(307)	(404)
Net cash used by financing activities	(778)	(1,875)

OPERATING ACTIVITIES
Cash provided by operating activities was $536 in the first six months of 2024 compared with $2.2 billion in the same period in 2023. The primary driver of cash flows in both periods was net earnings. Cash flows in the first six months of 2024 were affected negatively by growth in operating working capital, particularly driven by the ramp-up in production of new Gulfstream aircraft models in our Aerospace segment and timing in our Combat Systems segment. Cash flows in the first six months of 2023 were affected positively by a decrease in unbilled receivables due to the receipt of progress payments on large international vehicle contracts in our Combat Systems segment and an increase in customer deposits driven by Gulfstream aircraft orders, offset partially by an increase in inventory due primarily to the ramp-up in production of new Gulfstream aircraft models.

INVESTING ACTIVITIES
Cash used by investing activities was $307 in the first six months of 2024 compared with $404 in the same period in 2023. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $360 in the first six months of 2024 compared with $373 in the same period in 2023.

FINANCING ACTIVITIES
Cash used by financing activities was $778 in the first six months of 2024 compared with $1.9 billion in the same period in 2023. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 6, 2024, our board of directors (Board) declared an increased quarterly dividend of $1.42 per share, the 27th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.32 per share in March 2023. Cash dividends paid were $750 in the first six months of 2024 compared with $705 in the same period in 2023.

We paid $139 and $378 in the first six months of 2024 and 2023, respectively, to repurchase our outstanding shares. On June 30, 2024, 4.2 million shares remained authorized by our Board for repurchase, representing 1.5% of our total shares outstanding.
Fixed-rate notes of $500 mature in November 2024. We currently plan to repay these notes at maturity using cash on hand, potentially supplemented by commercial paper or other borrowings. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On June 30, 2024, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Six Months Ended	June 30, 2024	July 2, 2023
Net cash provided by operating activities	$536	$2,193
Capital expenditures	(360)	(373)
Free cash flow	$176	$1,820
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	31%	149%
Free cash flow	10%	123%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $77 ($0.22) and $113 ($0.32) for the three- and six-month periods ended June 30, 2024, and $10 ($0.03) and $87 ($0.25) for the three- and six-month periods ended July 2, 2023, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended June 30, 2024, or July 2, 2023.
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
STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Revenue	$8,930	$16,276
Operating costs and expenses, excluding G&A	(7,892)	(14,316)
Net earnings	392	773
BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	June 30, 2024	December 31, 2023
Cash and equivalents	$619	$986
Other current assets	4,788	5,012
Noncurrent assets	4,640	4,506
Total assets	$10,047	$10,504

Short-term debt and current portion of long-term debt	$2,001	$503
Other current liabilities	2,454	2,890
Long-term debt	7,205	8,700
Other noncurrent liabilities	3,220	3,281
Total liabilities	$14,880	$15,374
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on June 30, 2024, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
4/1/24-4/28/24	17,574	$284.50	17,574	4,278,017
4/29/24-5/26/24	93,345	287.50	93,345	4,184,672
5/27/24-6/30/24	7,815	289.50	7,815	4,176,857

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
4/1/24-4/28/24	858	289.17
4/29/24-5/26/24	7,302	287.81
5/27/24-6/30/24	1,298	298.65
	128,192	$287.35
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the second quarter of 2024.

ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).
ITEM 6. EXHIBITS

10.1*    Consulting Agreement between Mark C. Roualet and General Dynamics Corporation, effective as of May 1, 2024**##
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
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104    Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*    Indicates a management contract or compensatory plan or arrangement.
**    Filed or furnished electronically herewith.
##    Certain portions of this exhibit have been omitted by means of marking such portions with brackets and asterisks because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to provide on a supplemental basis an unredacted copy of this exhibit to the SEC or its staff upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
	by	/s/ William A. Moss
William A. Moss
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: July 24, 2024