Form 10-Q
period 2024-09-29
GENERAL DYNAMICS CORP
filed 2024-10-23
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
274,968,619 shares of the registrant’s common stock, $1 par value per share, were outstanding on September 29, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	September 29, 2024	October 1, 2023
Revenue:
Products	$6,767	$6,163
Services	4,904	4,408
	11,671	10,571
Operating costs and expenses:
Products	(5,760)	(5,148)
Services	(4,095)	(3,765)
General and administrative (G&A)	(635)	(601)
	(10,490)	(9,514)
Operating earnings	1,181	1,057
Other, net	15	19
Interest, net	(82)	(85)
Earnings before income tax	1,114	991
Provision for income tax, net	(184)	(155)
Net earnings	$930	$836

Earnings per share
Basic	$3.39	$3.07
Diluted	$3.35	$3.04
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	September 29, 2024	October 1, 2023
Revenue:
Products	$20,061	$17,473
Services	14,317	13,131
	34,378	30,604
Operating costs and expenses:
Products	(17,074)	(14,704)
Services	(12,025)	(11,151)
G&A	(1,906)	(1,792)
	(31,005)	(27,647)
Operating earnings	3,373	2,957
Other, net	47	65
Interest, net	(248)	(265)
Earnings before income tax	3,172	2,757
Provision for income tax, net	(538)	(447)
Net earnings	$2,634	$2,310

Earnings per share
Basic	$9.61	$8.45
Diluted	$9.49	$8.39
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net earnings	$930	$836	$2,634	$2,310
Changes in unrealized cash flow hedges	31	(14)	(31)	(33)
Foreign currency translation adjustments	279	(128)	(16)	63
Changes in retirement plans’ funded status	44	169	125	526
Other comprehensive income, pretax	354	27	78	556
Provision for income tax, net	(19)	(30)	(18)	(102)
Other comprehensive income (loss), net of tax	335	(3)	60	454
Comprehensive income	$1,265	$833	$2,694	$2,764
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	September 29, 2024	December 31, 2023

ASSETS
Current assets:
Cash and equivalents	$2,101	$1,913
Accounts receivable	3,165	3,004
Unbilled receivables	8,852	7,997
Inventories	10,141	8,578
Other current assets	1,484	2,123
Total current assets	25,743	23,615
Noncurrent assets:
Property, plant and equipment, net	6,324	6,198
Intangible assets, net	1,583	1,656
Goodwill	20,757	20,586
Other assets	2,905	2,755
Total noncurrent assets	31,569	31,195
Total assets	$57,312	$54,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,005	$507
Accounts payable	3,290	3,095
Customer advances and deposits	10,925	9,564
Other current liabilities	3,337	3,266
Total current liabilities	19,557	16,432
Noncurrent liabilities:
Long-term debt	7,262	8,754
Other liabilities	7,520	8,325
Commitments and contingencies (see Note J)
Total noncurrent liabilities	14,782	17,079
Shareholders’ equity:
Common stock	482	482
Surplus	3,997	3,760
Retained earnings	40,730	39,270
Treasury stock	(21,137)	(21,054)
Accumulated other comprehensive loss	(1,099)	(1,159)
Total shareholders’ equity	22,973	21,299
Total liabilities and shareholders’ equity	$57,312	$54,810
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 29, 2024	October 1, 2023
Cash flows from operating activities – continuing operations:
Net earnings	$2,634	$2,310
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	469	446
Amortization of intangible and finance lease right-of-use assets	177	195
Equity-based compensation expense	137	136
Deferred income tax benefit	(107)	(158)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(172)	(89)
Unbilled receivables	(874)	448
Inventories	(1,612)	(1,904)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	193	(83)
Customer advances and deposits	628	2,171
Other, net	479	42
Net cash provided by operating activities	1,952	3,514
Cash flows from investing activities:
Capital expenditures	(561)	(600)
Other, net	(27)	(8)
Net cash used by investing activities	(588)	(608)
Cash flows from financing activities:
Dividends paid	(1,140)	(1,068)
Purchases of common stock	(183)	(434)
Repayment of fixed-rate notes	—	(1,250)
Other, net	150	(40)
Net cash used by financing activities	(1,173)	(2,792)
Net cash used by discontinued operations	(3)	(4)
Net increase in cash and equivalents	188	110
Cash and equivalents at beginning of period	1,913	1,242
Cash and equivalents at end of period	$2,101	$1,352
Supplemental cash flow information:
Income tax payments, net	$(125)	$(493)
Interest payments	$(213)	$(224)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
June 30, 2024	$482	$3,925	$40,191	$(21,128)	$(1,434)	$22,036
Net earnings	—	—	930	—	—	930
Cash dividends declared	—	—	(391)	—	—	(391)
Equity-based awards	—	72	—	35	—	107
Shares purchased	—	—	—	(44)	—	(44)
Other comprehensive income	—	—	—	—	335	335
September 29, 2024	$482	$3,997	$40,730	$(21,137)	$(1,099)	$22,973

July 2, 2023	$482	$3,614	$38,154	$(21,077)	$(1,695)	$19,478
Net earnings	—	—	836	—	—	836
Cash dividends declared	—	—	(364)	—	—	(364)
Equity-based awards	—	57	—	9	—	66
Shares purchased	—	—	—	(56)	—	(56)
Other comprehensive loss	—	—	—	—	(3)	(3)
October 1, 2023	$482	$3,671	$38,626	$(21,124)	$(1,698)	$19,957

	Nine Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2023	$482	$3,760	$39,270	$(21,054)	$(1,159)	$21,299
Net earnings	—	—	2,634	—	—	2,634
Cash dividends declared	—	—	(1,174)	—	—	(1,174)
Equity-based awards	—	237	—	100	—	337
Shares purchased	—	—	—	(183)	—	(183)
Other comprehensive income	—	—	—	—	60	60
September 29, 2024	$482	$3,997	$40,730	$(21,137)	$(1,099)	$22,973

December 31, 2022	$482	$3,556	$37,403	$(20,721)	$(2,152)	$18,568
Net earnings	—	—	2,310	—	—	2,310
Cash dividends declared	—	—	(1,087)	—	—	(1,087)
Equity-based awards	—	115	—	31	—	146
Shares purchased	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	454	454
October 1, 2023	$482	$3,671	$38,626	$(21,124)	$(1,698)	$19,957
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended September 29, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended September 29, 2024, and October 1, 2023.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	September 29, 2024	December 31, 2023
PP&E	$13,393	$13,000
Accumulated depreciation	(7,069)	(6,802)
PP&E, net	$6,324	$6,198
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 79% and 78% of our revenue for the three- and nine-month periods ended September 29, 2024, respectively, and 79% and 80% for the three- and nine-month periods ended October 1, 2023, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 21% and 22% of our revenue for the three- and nine-month periods ended September 29, 2024, respectively, and 21% and 20% for the three- and nine-month periods ended October 1, 2023, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On September 29, 2024, we had $92.6 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 55% of our remaining performance obligations as revenue by year-end 2025, an additional 30% by year-end 2027 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates changed our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue	$62	$27	$211	$179
Operating earnings	(12)	11	101	98
Diluted earnings per share	$(0.03)	$0.03	$0.29	$0.28
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 29, 2024, or October 1, 2023.
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
In addition, during the quarter the Navy was informed of deficiencies in welding procedures conducted by our teammate and subcontractor on our Columbia-class and Virginia-class submarine programs. It is reasonably possible that addressing these deficiencies could potentially impose costs or schedule delays not accounted for in our estimates related to our long-term contracts with the Navy for the construction of submarines.
Revenue by Category. Our portfolio of products and services consists of more than 9,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Aircraft manufacturing	$1,686	$1,348	$5,014	$3,715
Aircraft services	796	684	2,492	2,162
Total Aerospace	2,482	2,032	7,506	5,877
Nuclear-powered submarines	2,630	2,027	7,496	6,186
Surface ships	658	697	2,023	2,016
Repair and other services	311	278	864	851
Total Marine Systems	3,599	3,002	10,383	9,053
Military vehicles	1,295	1,280	3,850	3,707
Weapons systems, armament and munitions	658	739	2,033	1,650
Engineering and other services	259	205	719	547
Total Combat Systems	2,212	2,224	6,602	5,904
Information technology (IT) services	2,220	2,149	6,556	6,445
C5ISR* solutions	1,158	1,164	3,331	3,325
Total Technologies	3,378	3,313	9,887	9,770
Total revenue	$11,671	$10,571	$34,378	$30,604
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended September 29, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$2,250	$1,666	$1,957	$1,359	$7,232
Cost-reimbursement	—	1,933	238	1,503	3,674
Time-and-materials	232	—	17	516	765
Total revenue	$2,482	$3,599	$2,212	$3,378	$11,671
Three Months Ended October 1, 2023
Fixed-price	$1,816	$1,513	$1,992	$1,428	$6,749
Cost-reimbursement	—	1,489	220	1,408	3,117
Time-and-materials	216	—	12	477	705
Total revenue	$2,032	$3,002	$2,224	$3,313	$10,571

Nine Months Ended September 29, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$6,772	$4,893	$5,844	$4,033	$21,542
Cost-reimbursement	—	5,489	706	4,350	10,545
Time-and-materials	734	1	52	1,504	2,291
Total revenue	$7,506	$10,383	$6,602	$9,887	$34,378
Nine Months Ended October 1, 2023
Fixed-price	$5,145	$4,687	$5,204	$4,255	$19,291
Cost-reimbursement	—	4,365	651	4,118	9,134
Time-and-materials	732	1	49	1,397	2,179
Total revenue	$5,877	$9,053	$5,904	$9,770	$30,604
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

Revenue by customer was as follows:

Three Months Ended September 29, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$83	$3,571	$1,274	$1,981	$6,909
Non-DoD	—	—	1	1,238	1,239
Foreign military sales (FMS)	9	28	211	7	255
Total U.S. government	92	3,599	1,486	3,226	8,403
U.S. commercial	1,586	—	61	48	1,695
Non-U.S. government	294	—	631	98	1,023
Non-U.S. commercial	510	—	34	6	550
Total revenue	$2,482	$3,599	$2,212	$3,378	$11,671
Three Months Ended October 1, 2023
U.S. government:
DoD	$46	$2,970	$1,309	$1,914	$6,239
Non-DoD	—	1	3	1,212	1,216
FMS	14	31	143	14	202
Total U.S. government	60	3,002	1,455	3,140	7,657
U.S. commercial	1,375	—	53	49	1,477
Non-U.S. government	67	—	692	105	864
Non-U.S. commercial	530	—	24	19	573
Total revenue	$2,032	$3,002	$2,224	$3,313	$10,571

Nine Months Ended September 29, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$187	$10,280	$3,742	$5,767	$19,976
Non-DoD	—	1	6	3,586	3,593
FMS	30	98	675	28	831
Total U.S. government	217	10,379	4,423	9,381	24,400
U.S. commercial	4,225	2	180	146	4,553
Non-U.S. government	989	2	1,890	326	3,207
Non-U.S. commercial	2,075	—	109	34	2,218
Total revenue	$7,506	$10,383	$6,602	$9,887	$34,378
Nine Months Ended October 1, 2023
U.S. government:
DoD	$241	$8,948	$3,184	$5,654	$18,027
Non-DoD	—	2	8	3,582	3,592
FMS	53	101	435	33	622
Total U.S. government	294	9,051	3,627	9,269	22,241
U.S. commercial	3,558	1	159	151	3,869
Non-U.S. government	317	1	2,044	297	2,659
Non-U.S. commercial	1,708	—	74	53	1,835
Total revenue	$5,877	$9,053	$5,904	$9,770	$30,604

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended September 29, 2024, were not materially impacted by any other factors.
Revenue recognized for the three- and nine-month periods ended September 29, 2024, and October 1, 2023, that was included in the contract liability balance at the beginning of each year was $1.1 billion and $4.5 billion, and $869 and $3.5 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Basic weighted average shares outstanding	274,393	272,585	274,004	273,242
Dilutive effect of stock options and restricted stock/RSUs*	3,495	2,160	3,514	2,204
Diluted weighted average shares outstanding	277,888	274,745	277,518	275,446
*    Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,277 and 962 for the three- and nine-month periods ended September 29, 2024, and 4,464 and 4,101 for the three- and nine-month periods ended October 1, 2023, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	September 29, 2024	December 31, 2023
Deferred tax asset	$28	$28
Deferred tax liability	(581)	(655)
Net deferred tax liability	$(553)	$(627)
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on September 29, 2024, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	September 29, 2024	December 31, 2023
Unbilled revenue	$41,814	$40,552
Advances and progress billings	(32,962)	(32,555)
Net unbilled receivables	$8,852	$7,997
On September 29, 2024, and December 31, 2023, net unbilled receivables included $1.4 billion and $1.2 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, experienced an unbilled receivable build-up in 2021 and 2022. The customer resumed payments on the contract in the first quarter of 2023.

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
Inventories consisted of the following:

	September 29, 2024	December 31, 2023
Work in process	$6,767	$5,655
Raw materials	3,283	2,886
Finished goods	29	22
Pre-owned aircraft	62	15
Total inventories	$10,141	$8,578
The increase in total inventories during the nine-month period ended September 29, 2024, was due primarily to the ramp-up in production of new Gulfstream aircraft models, including the G700 that began deliveries in the second quarter of 2024, as well as increased production of in-service aircraft reflecting strong customer demand. Customer deposits associated with firm orders for these aircraft, which are reported in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, also increased.

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2023 (a)	$3,199	$297	$2,812	$14,278	$20,586
Acquisitions (b)	7	—	39	156	202
Other (c)	(6)	—	(22)	(3)	(31)
September 29, 2024 (a)	$3,200	$297	$2,829	$14,431	$20,757
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	September 29, 2024			December 31, 2023
Contract and program intangible assets (b)	$3,295	$(1,960)	$1,335	$3,256	$(1,868)	$1,388
Trade names and trademarks	540	(302)	238	542	(288)	254
Technology and software	62	(52)	10	65	(51)	14
Other intangible assets	60	(60)	—	64	(64)	—
Total intangible assets	$3,957	$(2,374)	$1,583	$3,927	$(2,271)	$1,656
(a)Changes in gross carrying amounts consisted primarily of adjustments for acquired and divested intangible assets and foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $45 and $134 for the three- and nine-month periods ended September 29, 2024, and $47 and $147 for the three- and nine-month periods ended October 1, 2023, respectively.

H. DEBT
Debt consisted of the following:

		September 29, 2024	December 31, 2023
Fixed-rate notes due:	Interest rate:
November 2024	2.375%	$500	$500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	85	90
Total debt principal		9,335	9,340
Less unamortized debt issuance costs and discounts		68	79
Total debt		9,267	9,261
Less current portion		2,005	507
Long-term debt		$7,262	$8,754
On September 29, 2024, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on September 29, 2024.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	September 29, 2024	December 31, 2023

Salaries and wages	$1,180	$1,191
Dividends payable	391	362
Lease liabilities	324	325
Workers’ compensation	247	237
Other	1,195	1,151
Total other current liabilities	$3,337	$3,266

Retirement benefits	$2,058	$2,219
Customer deposits on commercial contracts	1,847	2,576
Lease liabilities	1,576	1,497
Other	2,039	2,033
Total other liabilities	$7,520	$8,325

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on September 29, 2024. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of September 29, 2024, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 29, 2024, and October 1, 2023, were as follows:

Nine Months Ended	September 29, 2024	October 1, 2023
Beginning balance	$597	$603
Warranty expense	84	57
Payments	(76)	(74)
Adjustments	9	5
Ending balance	$614	$591

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the nine-month period ended September 29, 2024, we repurchased 0.7 million of our outstanding shares for $183. On September 29, 2024, 4 million shares remained authorized by our board of directors (Board) for repurchase, representing 1.5% of our total shares outstanding. We repurchased 2 million shares for $434 in the nine-month period ended October 1, 2023.
Dividends per Share. Our Board declared dividends per share of $1.42 and $4.26 for the three- and nine-month periods ended September 29, 2024, and $1.32 and $3.96 for the three- and nine-month periods ended October 1, 2023, respectively. We paid cash dividends of $390 and $1.1 billion for the three- and nine-month periods ended September 29, 2024, and $363 and $1.1 billion for the three- and nine-month periods ended October 1, 2023, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2023	$11	$673	$(1,843)	$(1,159)
Other comprehensive income, pretax	(31)	(16)	125	78
Provision for income tax, net	7	—	(25)	(18)
Other comprehensive income, net of tax	(24)	(16)	100	60
September 29, 2024	$(13)	$657	$(1,743)	$(1,099)

December 31, 2022	$4	$260	$(2,416)	$(2,152)
Other comprehensive income, pretax	(33)	63	526	556
Provision for income tax, net	8	—	(110)	(102)
Other comprehensive income, net of tax	(25)	63	416	454
October 1, 2023	$(21)	$323	$(2,000)	$(1,698)
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

Summary financial information for each of our segments follows:

	Revenue (a)		Operating Earnings
Three Months Ended	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Aerospace	$2,482	$2,032	$305	$268
Marine Systems	3,599	3,002	258	211
Combat Systems	2,212	2,224	325	300
Technologies	3,378	3,313	326	315
Corporate (b)	—	—	(33)	(37)
Total	$11,671	$10,571	$1,181	$1,057
Nine Months Ended
Aerospace	$7,506	$5,877	$879	$733
Marine Systems	10,383	9,053	735	657
Combat Systems	6,602	5,904	920	796
Technologies	9,887	9,770	941	897
Corporate (b)	—	—	(102)	(126)
Total	$34,378	$30,604	$3,373	$2,957
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
We did not have any significant non-financial assets or liabilities measured at fair value on September 29, 2024, or December 31, 2023.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on September 29, 2024, and December 31, 2023, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	September 29, 2024
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$3	$3	$—	$3	$—
Available-for-sale debt securities	132	132	—	132	—
Commingled equity funds	50	50	50	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	45	45	28	—	17
Cash flow hedge assets	64	64	—	64	—
Cash flow hedge liabilities	(65)	(65)	—	(65)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,335)	(8,876)	—	(8,876)	—

	December 31, 2023
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$21	$21	$—	$21	$—
Available-for-sale debt securities	115	115	—	115	—
Commingled equity funds	49	49	49	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	23	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(61)	(61)	—	(61)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,340)	(8,764)	—	(8,764)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On September 29, 2024, and December 31, 2023, we held $2.1 billion and $1.9 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On September 29, 2024, and December 31, 2023, we held marketable securities in trust of $191. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $7.1 billion and $5.7 billion on September 29, 2024, and December 31, 2023, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and nine-month periods ended September 29, 2024, and October 1, 2023. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and nine-month periods ended September 29, 2024, and October 1, 2023, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on September 29, 2024, and December 31, 2023.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended September 29, 2024, and October 1, 2023. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended September 29, 2024, and October 1, 2023.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three- and nine-month periods ended September 29, 2024, and October 1, 2023, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service cost	$19	$17	$1	$1
Interest cost	157	163	7	7
Expected return on plan assets	(206)	(207)	(8)	(8)
Net actuarial loss (gain)	48	183	(7)	(7)
Prior service (credit) cost	(2)	(4)	1	1
Net periodic benefit cost (credit)	$16	$152	$(6)	$(6)
Nine Months Ended
Service cost	$56	$50	$3	$3
Interest cost	471	488	21	22
Expected return on plan assets	(617)	(622)	(25)	(24)
Net actuarial loss (gain)	146	550	(23)	(23)
Prior service (credit) cost	(5)	(11)	2	2
Net periodic benefit cost (credit)	$51	$455	$(22)	$(20)
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

BUSINESS ENVIRONMENT
With approximately 70% of our revenue from work for the U.S. government, government spending levels — particularly defense spending — influence our financial performance. The Congress has not yet passed a defense appropriations bill for the government’s fiscal year 2025 even though the new year began on October 1, 2024. However, on September 26, 2024, a continuing resolution (CR) was signed into law, providing funding for federal agencies through December 20, 2024. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels until the current year appropriations bill is signed into law. Therefore, the DoD is prohibited from starting new programs or increasing funding on existing programs unless there is an exception for the program included in the CR. We do not anticipate the current CR having a material impact on our results of operations, financial condition or cash flows. However, the impact to our business from an extended CR or government shutdown that may result from any continuing delay by Congress to pass a new defense appropriations bill is currently uncertain and would depend on the duration and government implementation of the CR or shutdown. For additional information, see the Risk Factors in Part I, Item 1A, in our most recent Form 10-K filing.
The coronavirus (COVID-19) pandemic caused significant disruptions to national and global economies and government activities, including supply chain and staffing challenges. Additionally, in response to the Russian invasion of Ukraine, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions targeting Russia and Belarus. Lastly, the impact of the conflict in the Middle East continues to evolve. The disruptions caused by these events continue to impact global economies and businesses. The primary impact to our business is supply chain challenges, including inflationary pressures.

In our Aerospace segment, supply chain challenges have paced our ability to ramp up production at the rate we would have liked, in response to strong customer demand for our aircraft and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. In addition, the conflict in the Middle East has impacted the delivery schedule for our Israel-based supplier of mid-cabin aircraft. Within our defense segments, the COVID-19 pandemic resulted in supply chain challenges that continue to impact our Marine Systems segment. The Russia-Ukraine conflict and increased threat environment have created additional demand for certain of our products and services, particularly in our Combat Systems segment.
Earlier this year, our ultra-long-range, ultra-large-cabin G700 aircraft received U.S. Federal Aviation Administration (FAA) and European Union Aviation Safety Agency (EASA) type certification, which paved the way for customer deliveries in the second quarter of 2024. Deliveries were impacted in the third quarter by late supply chain deliveries, additional type certification procedures due to complex interiors, a quality escape from a vendor that was identified and rectified and timing of regional weather events. These impacts are largely behind us and we expect to deliver about 42 G700 aircraft in all this year.

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

CONSOLIDATED OVERVIEW

Three Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$11,671	$10,571	$1,100	10.4%
Operating costs and expenses	(10,490)	(9,514)	(976)	10.3%
Operating earnings	1,181	1,057	124	11.7%
Operating margin	10.1%	10.0%
Nine Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$34,378	$30,604	$3,774	12.3%
Operating costs and expenses	(31,005)	(27,647)	(3,358)	12.1%
Operating earnings	3,373	2,957	416	14.1%
Operating margin	9.8%	9.7%
We had strong growth in consolidated revenue during 2024, including double digit percentage growth in our Aerospace, Marine Systems and Combat Systems segments over the first nine months. Operating margin increased 10 basis points in both the third quarter and the first nine months of 2024.

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
AEROSPACE

Three Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$2,482	$2,032	$450	22.1%
Operating earnings	305	268	37	13.8%
Operating margin	12.3%	13.2%
Gulfstream aircraft deliveries (in units)	28	27	1	3.7%
Nine Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$7,506	$5,877	$1,629	27.7%
Operating earnings	879	733	146	19.9%
Operating margin	11.7%	12.5%
Gulfstream aircraft deliveries (in units)	89	72	17	23.6%
Operating Results
The increase in the Aerospace segment’s revenue in the third quarter and first nine months of 2024 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$315	$1,299
Aircraft services	135	330
Total increase	$450	$1,629
Aircraft manufacturing revenue increased in the third quarter and first nine months of 2024 due primarily to the number and mix of aircraft deliveries, including initial deliveries of our ultra-long-range, ultra-large-cabin G700 aircraft. Aircraft services revenue was up in the third quarter and first nine months of 2024 due to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base and customer flight activity.

The increase in the segment’s operating earnings in the third quarter and first nine months of 2024 consisted of the following:

	Third Quarter	Nine Months
Aircraft services	$53	$105
Aircraft manufacturing	(5)	76
G&A/other expenses	(11)	(35)
Total increase	$37	$146
Aircraft services operating earnings increased in the third quarter and first nine months of 2024 due to higher volume. Although aircraft manufacturing revenue increased in 2024, operating earnings have not increased at the same rate, reflecting additional costs associated with the first lot of G700 aircraft and out of station work caused by late supply chain deliveries. G&A/other expenses have increased in 2024 due in part to the R&D efforts supporting the extended FAA certification processes. In total, the Aerospace segment’s operating margin decreased 90 basis points in the third quarter and 80 basis points in the first nine months of 2024 compared with the prior-year periods.
2024 Outlook
We expect the Aerospace segment’s 2024 revenue to be approximately $12.3 billion, with operating margin of approximately 13.2%.
MARINE SYSTEMS

Three Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$3,599	$3,002	$597	19.9%
Operating earnings	258	211	47	22.3%
Operating margin	7.2%	7.0%
Nine Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$10,383	$9,053	$1,330	14.7%
Operating earnings	735	657	78	11.9%
Operating margin	7.1%	7.3%
Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2024 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$470	$959
U.S. Navy ship engineering, repair and other services	127	371
Total increase	$597	$1,330
Revenue from U.S. Navy ship construction and engineering was up in the third quarter and first nine months of 2024 due primarily to increased volume on the Columbia-class and Virginia-class submarine programs. The Marine Systems segment’s operating margin continues to reflect the impact of supply chain challenges.

2024 Outlook
We expect the Marine Systems segment’s 2024 revenue to be approximately $13.9 billion with operating margin of approximately 6.9%.
COMBAT SYSTEMS

Three Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$2,212	$2,224	$(12)	(0.5)%
Operating earnings	325	300	25	8.3%
Operating margin	14.7%	13.5%
Nine Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$6,602	$5,904	$698	11.8%
Operating earnings	920	796	124	15.6%
Operating margin	13.9%	13.5%
Operating Results
The change in the Combat Systems segment’s revenue in the third quarter and first nine months of 2024 consisted of the following:

	Third Quarter	Nine Months
Weapons systems and munitions	$(63)	$429
U.S military vehicles	57	222
International military vehicles	(6)	47
Total change	$(12)	$698
Weapons systems and munitions revenue increased in the first nine months of 2024 due to heightened demand for artillery products, including facility expansion efforts to achieve higher production rates. In the third quarter, revenue was down due to program timing. Revenue from U.S. military vehicles was up in the third quarter and first nine months due primarily to higher volume on the U.S. Army’s M10 Booker combat vehicle program.
Overall, the Combat Systems segment’s operating margin increased 120 basis points in the third quarter and 40 basis points in the first nine months of 2024 driven by favorable contract mix and strong operating performance.
2024 Outlook
We expect the Combat Systems segment’s 2024 revenue to be approximately $8.7 billion with operating margin of approximately 14.4%.

TECHNOLOGIES

Three Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$3,378	$3,313	$65	2.0%
Operating earnings	326	315	11	3.5%
Operating margin	9.7%	9.5%
Nine Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$9,887	$9,770	$117	1.2%
Operating earnings	941	897	44	4.9%
Operating margin	9.5%	9.2%
Operating Results
The increase in the Technologies segment’s revenue in the third quarter and first nine months of 2024 consisted of the following:

	Third Quarter	Nine Months
Information technology (IT) services	$71	$111
C5ISR* solutions	(6)	6
Total increase	$65	$117
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue was up in the third quarter and first nine months of 2024 due to higher volume of IT services, including the ramp-up of new programs. Overall, the Technologies segment’s operating margin increased 20 basis points in the third quarter and 30 basis points in the first nine months of 2024 due to strong operating performance.
2024 Outlook
We expect the Technologies segment’s 2024 revenue to be approximately $13 billion with operating margin of approximately 9.5%.
CORPORATE
Corporate operating costs totaled $33 in the third quarter and $102 in the first nine months of 2024 compared with $37 in the third quarter and $126 in the first nine months of 2023 and consisted primarily of equity-based compensation expense. Corporate operating costs are expected to be approximately $140 in 2024.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$6,767	$6,163	$604	9.8%
Operating costs	(5,760)	(5,148)	(612)	11.9%
Nine Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$20,061	$17,473	$2,588	14.8%
Operating costs	(17,074)	(14,704)	(2,370)	16.1%
The increase in product revenue in the third quarter and first nine months of 2024 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$315	$1,299
Ship construction	470	959
Weapons systems and munitions	(63)	429
Other, net	(118)	(99)
Total increase	$604	$2,588
Aircraft manufacturing revenue increased in the third quarter and first nine months of 2024 due to additional aircraft deliveries. Ship construction revenue increased due primarily to higher volume on the Columbia-class and Virginia-class submarine programs. Weapons systems and munitions revenue increased in the first nine months of 2024 due to heightened demand for artillery products. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$4,904	$4,408	$496	11.3%
Operating costs	(4,095)	(3,765)	(330)	8.8%
Nine Months Ended	September 29, 2024	October 1, 2023	Variance
Revenue	$14,317	$13,131	$1,186	9.0%
Operating costs	(12,025)	(11,151)	(874)	7.8%

The increase in service revenue in the third quarter and first nine months of 2024 consisted of the following:

	Third Quarter	Nine Months
Ship services	$127	$371
Aircraft services	135	330
C5ISR solutions/IT services	123	264
Other, net	111	221
Total increase	$496	$1,186
Ship services revenue increased in the third quarter and first nine months of 2024 due to higher volume on the Columbia-class submarine program. Aircraft services revenue was up due to additional maintenance work. C5ISR solutions and IT services revenue was up due to higher volume, including the ramp-up of new programs. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5.5% in the first nine months of 2024 compared with 5.9% in the first nine months of 2023. We expect G&A expenses as a percentage of revenue in 2024 to be generally consistent with 2023.
OTHER, NET
Net other income was $47 in the first nine months of 2024 compared with $65 in the first nine months of 2023, and represents primarily the non-service components of pension and other post-retirement benefits. In 2024, we expect net other income to be approximately $60.
INTEREST, NET
Net interest expense was $248 in the first nine months of 2024 compared with $265 in the prior-year period, reflecting the repayment of our scheduled debt maturities in 2023. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. We expect 2024 net interest expense to be approximately $320.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.0% in the first nine months of 2024 compared with 16.2% in the prior-year period. For 2024, based on increased U.S. and foreign tax credits, tax benefits from equity-based compensation and other timing items, we anticipate a full-year effective tax rate of approximately 17.0%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $92.6 billion at the end of the third quarter of 2024 compared with $91.3 billion at the end of the second quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $137.6 billion on September 29, 2024.

The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2024:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	September 29, 2024
Aerospace	$18,859	$937	$19,796	$254	$20,050
Marine Systems	29,008	11,463	40,471	9,578	50,049
Combat Systems	17,289	682	17,971	8,016	25,987
Technologies	9,794	4,602	14,396	27,093	41,489
Total	$74,950	$17,684	$92,634	$44,941	$137,575

	June 30, 2024
Aerospace	$19,126	$911	$20,037	$372	$20,409
Marine Systems	29,912	11,436	41,348	3,983	45,331
Combat Systems	16,003	673	16,676	5,816	22,492
Technologies	9,365	3,875	13,240	28,283	41,523
Total	$74,406	$16,895	$91,301	$38,454	$129,755

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2024 with backlog of $19.8 billion.
Orders for new Gulfstream aircraft reflected strong demand, yielding a segment book-to-bill ratio (orders divided by revenue) of 1-to-1 for the first nine months of 2024, even as revenue grew by nearly 30% year over year.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On September 29, 2024, estimated potential contract value in the Aerospace segment was $254.

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
Total backlog in our defense segments was $72.8 billion on September 29, 2024. In the third quarter of 2024, the Combat Systems and Technologies segments achieved book-to-bill ratios of 1.5-to-1 and 1.3-to-1, respectively. Overall, the total book-to-bill ratio in our defense segments was 1.1-to-1 in the third quarter of 2024. Estimated potential contract value in our defense segments was $44.7 billion on September 29, 2024. We received the following significant contract awards during the third quarter of 2024:
MARINE SYSTEMS
•$780 from the U.S. Navy for the construction of an additional John Lewis-class (T-AO-205) fleet replenishment oiler. The contract including options for an additional seven T-AO-205 oilers has a maximum potential value of more than $6.7 billion.
•$1.5 billion from the Navy for long-lead materials for Block VI Virginia-class submarines.
•$100 from the Navy to provide engineering, technical, design and planning yard support services for operational strategic and attack submarines.
•$85 from the Navy for maintenance and modernization on the USS Chung-Hoon, an Arleigh Burke-class (DDG-51) guided missile destroyer.
•$80 for advanced nuclear plant studies (ANPS) in support of the Columbia-class submarine program for the Navy.
COMBAT SYSTEMS
•$885 for various munitions and ordnance. These contracts have a maximum potential value of $1.7 billion.
•$465 for two contracts from the U.S. Army for the production of 155mm artillery projectile metal parts. These contracts have a maximum potential value of $1.7 billion.
•$395 from the Army for the production of 155mm propelling bag charges.
•$190 from the Army to produce Iron Fist Active Protection System kits.
•$180 from the Army to produce Stryker Sgt. Stout vehicles.
•$100 from the Army for long-lead materials to support the future retrofit of Stryker Sgt. Stout vehicles to a dual Stinger Vehicle Universal Launcher (SVUL) configuration.
TECHNOLOGIES
•$840 for several key contracts for classified customers. These contracts have a maximum potential value of $1 billion.
•$605 for multiple awards from the U.S. Space Development Agency to develop and integrate ground systems for the low-Earth orbit satellite network.

•$105 from the U.S. Defense Information Systems Agency (DISA) to continue operating and maintaining Pentagon and regional government-furnished network infrastructures. The contract including options has a maximum potential value of $300.
•$185 from the U.S. Department of State (DoS) to manage its global technical security supply chain.
•$135 to provide equipment and tools to the National Oceanic Atmospheric Administration (NOAA) to augment its High-Performance Computing Systems.
•$130 from the National Geospatial-Intelligence Agency (NGA) to provide hybrid cloud services and IT design, engineering, and operations and sustainment services.
•$120 from the DoS to provide overseas consular services to support visa application and issuance at U.S. embassies and consulates throughout the world under the Global Support Strategy (GSS) program.

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
We ended the third quarter of 2024 with a cash and equivalents balance of $2.1 billion compared with $1.9 billion at the end of 2023. The following is a discussion of our major operating, investing and financing activities in the first nine months of 2024 and 2023, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Nine Months Ended	September 29, 2024	October 1, 2023
Net cash provided by operating activities	$1,952	$3,514
Net cash used by investing activities	(588)	(608)
Net cash used by financing activities	(1,173)	(2,792)

OPERATING ACTIVITIES
Cash provided by operating activities was $2 billion in the first nine months of 2024 compared with $3.5 billion in the same period in 2023. The primary driver of cash flows in both periods was net earnings. Cash flows in the first nine months of 2024 were affected negatively by growth in operating working capital, particularly driven by the ramp-up in production of new Gulfstream aircraft models in our Aerospace segment and timing in our Combat Systems segment. Cash flows in the first nine months of

2023 were affected positively by a decrease in unbilled receivables due to the receipt of progress payments on large international vehicle contracts in our Combat Systems segment and an increase in customer deposits driven by Gulfstream aircraft orders, offset partially by an increase in inventory due primarily to the ramp-up in production of new Gulfstream aircraft models.

INVESTING ACTIVITIES
Cash used by investing activities was $588 in the first nine months of 2024 compared with $608 in the same period in 2023. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $561 in the first nine months of 2024 compared with $600 in the same period in 2023.

FINANCING ACTIVITIES
Cash used by financing activities was $1.2 billion in the first nine months of 2024 compared with $2.8 billion in the same period in 2023. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 6, 2024, our board of directors (Board) declared an increased quarterly dividend of $1.42 per share, the 27th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.32 per share in March 2023. Cash dividends paid were $1.1 billion in the first nine months of 2024 and 2023.
We paid $183 and $434 in the first nine months of 2024 and 2023, respectively, to repurchase our outstanding shares. On September 29, 2024, 4 million shares remained authorized by our Board for repurchase, representing 1.5% of our total shares outstanding.
Fixed-rate notes of $500 mature in November 2024. We currently plan to repay these notes at maturity using cash on hand. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On September 29, 2024, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Nine Months Ended	September 29, 2024	October 1, 2023
Net cash provided by operating activities	$1,952	$3,514
Capital expenditures	(561)	(600)
Free cash flow	$1,391	$2,914
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	74%	152%
Free cash flow	53%	126%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates decreased our operating earnings (and diluted earnings per share) by $12 ($0.03) for the three-month period ended September 29, 2024, and increased our operating earnings (and diluted earnings per share) by $101 ($0.29) for the nine-month period ended September 29, 2024, and $11 ($0.03) and $98 ($0.28) for the three- and nine-month periods ended October 1, 2023, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 29, 2024, or October 1, 2023.
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
STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Nine Months Ended September 29, 2024	Year Ended December 31, 2023
Revenue	$13,569	$16,276
Operating costs and expenses, excluding G&A	(12,018)	(14,316)
Net earnings	615	773

BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	September 29, 2024	December 31, 2023
Cash and equivalents	$1,111	$986
Other current assets	4,709	5,012
Noncurrent assets	4,681	4,506
Total assets	$10,501	$10,504

Short-term debt and current portion of long-term debt	$2,002	$503
Other current liabilities	2,987	2,890
Long-term debt	7,207	8,700
Other noncurrent liabilities	3,154	3,281
Total liabilities	$15,350	$15,374
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 29, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on September 29, 2024, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
7/1/24-7/28/24	17,300	$288.77	17,300	4,159,557
7/29/24-8/25/24	132,533	287.31	132,533	4,027,024
8/26/24-9/29/24	1,892	290.00	1,892	4,025,132

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
7/1/24-7/28/24	527	289.80
7/29/24-8/25/24	806	296.57
8/26/24-9/29/24	1,256	296.38
	154,314	$287.64
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the third quarter of 2024.

ITEM 5. OTHER INFORMATION
During the quarter ended September 29, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

3.3    Amended and Restated Bylaws of General Dynamics Corporation (as amended effective August 7, 2024) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on August 8, 2024)
22    Subsidiary Guarantors (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended October 1, 2023, filed with the SEC on October 25, 2023)
31.1    Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2    Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS    Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated: October 23, 2024