Form 10-K
period 2024-12-31
GENERAL DYNAMICS CORP
filed 2025-02-07
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[☑] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Large accelerated filer _✓_ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company ___☐ Emerging growth company ___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. _✓_☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___☐No _✓_☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $71,126,305,337 as of June 30, 2024 (based on the closing price of the shares on the New York Stock Exchange).
270,350,795 shares of the registrant’s common stock, $1 par value per share, were outstanding on January 26, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

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
Over the past decade, we have invested to create, renew or expand our portfolio of products and services across our businesses. This includes product development investments in Aerospace to bring to market an all-new lineup of business jet aircraft, capital investments in Marine Systems to support significant growth in U.S. Navy ship and submarine construction plans over the next two decades, development of next-generation platforms and technologies to meet customers’ emerging requirements in Combat Systems, and strategic acquisitions to achieve critical mass and build out a complete spectrum of solutions for our Technologies customers. We expect to realize an attractive return from these investments in each of our segments, and we will continue to evaluate our capital deployment opportunities to deliver long-term growth and enduring value to our shareholders.
Following is additional information on each of our operating segments. For a supplemental discussion of segment performance and backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
AEROSPACE
Our Aerospace segment is recognized as a leading producer of business jets and the standard bearer in new technology aircraft, aircraft repair, customer support and custom completion services. The segment consists of our Gulfstream and Jet Aviation business units. We have earned our reputation through:
•superior aircraft design, manufacturing excellence, quality, performance, safety and reliability;
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

G700

7,750 nautical miles
Mach 0.935
56 feet, 11 inches
77 city-pair records

G600

6,600 nautical miles
Mach 0.925
45 feet, 2 inches
51 city-pair records

G500

5,300 nautical miles
Mach 0.925
41 feet, 6 inches
62 city-pair records

G400

4,200 nautical miles
Mach 0.90
36 feet, 4 inches

G280

3,600 nautical miles
Mach 0.85
25 feet, 10 inches
87 city-pair records

Note: *Range subject to multiple variables*

Gulfstream’s in-service aircraft hold 405 city-pair speed records, more than any other business jet manufacturer, including the National Aeronautic Association’s polar and westbound around-the-world speed records.
The most recent addition to the in-service Gulfstream fleet is the ultra-long-range, ultra-large-cabin G700, which entered service following U.S. Federal Aviation Administration (FAA) certification in March 2024. It combines our most spacious cabin with our advanced Symmetry Flight Deck, the industry’s most technologically advanced flight deck, and the superior high-speed performance of all-new engines to create best-in-class capabilities.
In 2021, we introduced two new aircraft, the ultra-long-range, ultra-large-cabin G800 and the large-cabin G400, completing a nearly two decade effort to develop an all new family of Gulfstream aircraft.

Both aircraft feature our industry-leading high-speed range and efficiency, safety enhancements, and our advanced Symmetry Flight Deck. The G800 is Gulfstream’s longest-range aircraft, with an 8,000 nautical mile range at Mach 0.85. The G800 replaces the G650 and G650ER, which currently operate in 55 countries with more than 580 aircraft of this family in service. The G400 is a clean-sheet (i.e., all new) design developed in concert with the G500 and G600, thus expanding the commonality across the Gulfstream family of aircraft. The G400 will join a market segment in which Gulfstream has not participated for several decades. Both aircraft will enter service following FAA certification.
The G500 and G600 entered service in 2018 and 2019, respectively. These clean sheet aircraft replaced the G450 and G550 models, whose combined family has an installed base of more than 1,650 aircraft around the world. Our investment in the development of these aircraft included a new wing, new avionics, new fuselage and new ergonomically designed larger interiors, as well as systems and technologies to improve the manufacturing process and quality of the aircraft. As a result, the G500 and G600 are faster, more fuel efficient, and have greater cabin volume, reduced emissions, more range and improved flight controls compared with the aircraft they replaced. At year-end 2024, cumulative deliveries of the G500 and G600 aircraft totaled more than 300.
Our disciplined and consistent approach to new product development has allowed us to introduce repeatedly first-to-market capabilities that set industry standards for safety, performance, quality, speed and comfort. Product enhancement and development efforts include initiatives in advanced avionics, composites, flight-control and vision systems, acoustics, and cabin technologies.
Gulfstream designs, develops and manufactures aircraft in Savannah, Georgia, including all large-cabin models. The mid-cabin G280 is assembled by a non-U.S. partner. All models are outfitted in Gulfstream’s and Jet Aviation’s facilities. As Gulfstream’s aircraft portfolio and customer base have grown and become increasingly global in reach over the years, we have invested in our facilities and operations around the world. At our Savannah campus, we added new purpose-built manufacturing facilities, increased aircraft service capacity, opened a customer-support distribution center and expanded our R&D capabilities.
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
Jet Aviation manages approximately 310 business aircraft globally on behalf of individuals and corporate owners. We operate a leading global FBO network of approximately 30 facilities on four continents and support all aircraft types with a full range of maintenance services, including 24/7 global aircraft-on-ground support. We also operate one of the world’s largest custom completion and refurbishment centers for both narrow- and wide-body aircraft and perform modifications, upgrades and lifecycle sustainment support for various government fleets. We continue to grow our global footprint through acquisitions, expansions and significant renovations in strategic business aviation markets most frequented by these customers. In 2024, we acquired FBO operations in Milwaukee, Wisconsin, and broke ground on a new facility in Miami, Florida, at Opa Locka Executive Airport, expanding options in the Upper Midwest and on the East Coast for customers based in and traveling across these regions.
The following map displays the broad reach of our combined Gulfstream and Jet Aviation services network, including authorized service centers:
The Aerospace segment places a priority on sustainability throughout its manufacturing and service operations, producing aircraft that maximize fuel efficiency while offering customers options to reduce or eliminate their carbon footprints. Gulfstream and Jet Aviation have been at the forefront of the industry by adopting and expanding the availability of SAF, which achieves as much as an 80% reduction in carbon dioxide emissions per gallon over its lifecycle compared to petroleum-based jet fuel. Gulfstream’s service and test aircraft have flown more than two million nautical miles on SAF since 2016, and in 2019, Gulfstream became the first business jet manufacturer to make SAF available to customers. In November 2023, Gulfstream conducted the world’s first transatlantic flight using 100% SAF. Gulfstream also offers operators the ability to achieve carbon-neutral travel by facilitating the purchase of carbon-offset credits. In addition to actively expanding the availability of SAF at its FBO locations, Jet Aviation allows customers to purchase SAF at locations where it is not available through a book-and-claim system. Since 2019, Jet Aviation has uploaded more than 11 million gallons of blended SAF to its customers.
Revenue for the Aerospace segment was 24% of our consolidated revenue in 2024, 20% in 2023 and 22% in 2022. Revenue by major products and services was as follows:

Year Ended December 31	2024	2023	2022
Aircraft manufacturing	$7,811	$5,710	$5,876
Aircraft services	3,438	2,911	2,691
Total Aerospace	$11,249	$8,621	$8,567

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
In support of our Navy customer’s significant increase in demand for submarines and surface ships, we have made substantial investments to expand our facilities, grow and train our workforce, and expand our supply chain. The resulting increase in capacity and capabilities will support the unprecedented growth expected in our shipbuilding business, particularly submarines, over the next two decades.
Electric Boat is the prime contractor and lead shipyard on all Navy nuclear-powered submarine programs. The business is responsible for all aspects of design and engineering and leads the construction of both Columbia-class ballistic-missile submarines and Virginia-class attack submarines.
The Columbia-class ballistic-missile submarine is a 12-boat program that the Navy considers its top acquisition priority. Accordingly, the program has received the highest possible rating from the government’s Defense Priorities and Allocations System. These submarines will provide strategic deterrent capabilities for decades, with the first boat expected to deliver in 2028 to begin replacement of the current Ohio-class ballistic-missile submarine fleet as it reaches the end of its service life. Construction is scheduled to span two decades, and the value of the Navy’s program of record is in excess of $125 billion.
The Navy procures Virginia-class submarines in multi-boat blocks. Along with an industry partner, we are currently working on Blocks IV and V in the program, with 14 Virginia-class submarines in our backlog scheduled for delivery through 2032. Ten of the planned boats in Block V will include the Virginia Payload Module, an 84-foot Electric Boat-designed-and-built hull section that adds four additional payload tubes, more than tripling the strike capacity of these submarines and providing unique capabilities to support special missions.
We have invested significant capital over the past several years in expanded and modernized facilities at Electric Boat to support the growth in submarine construction, and will work with our Navy customer on any additional construction needs that could develop in light of increased submarine demand. Equal to the commitment of capital is our commitment to developing our Electric Boat workforce. While the steepest portion of our personnel ramp is behind us, we still expect the Electric Boat workforce to continue to grow to enable sustained production of one Columbia-class submarine plus up to two Virginia-class submarines per year as the submarine industrial base expands to support that pace. Along with strong contributions from the states of Connecticut and Rhode Island, we continue to invest in the training and tools necessary for our skilled employees to deliver these next-generation submarines to the Navy. We continue to work with our growing network of approximately 3,000 suppliers to support the growth related to concurrent production of the two submarine programs.
Bath Iron Works builds the Arleigh Burke-class (DDG-51) guided-missile destroyer and manages modernization and lifecycle support for all Navy destroyers. In 2023, we were awarded a contract from the Navy for construction of three Flight III DDG-51 destroyers. We have a total of 11 ships in backlog scheduled for delivery through 2032.
NASSCO specializes in Navy auxiliary and support ships and is currently building the Expeditionary Sea Base (ESB), which serves as an afloat forward-staging base for U.S. Marines and special operations forces, and the John Lewis-class (T-AO-205) fleet replenishment oiler. Work on the final ESB in backlog will continue into 2026, while the six T-AO-205 ships currently in backlog have deliveries planned into 2028. In 2024, NASSCO received an award for the tenth ship of this class with options to build up to seven additional T-AO-205 ships. NASSCO has also designed and built crude oil and product tankers and container and cargo ships for commercial customers, satisfying Jones Act requirements that ships carrying cargo between U.S. ports be built in U.S. shipyards.
On December 31, 2024, backlog for our major ship construction programs and the scheduled final delivery date of ships currently in backlog were as follows:

Virginia-class submarine
$17.6 billion (14 ships)
2032
Columbia-class submarine
$8.6 billion* (first 2 ships)
2030
Arleigh Burke-class (DDG-51) destroyer
$7.6 billion (11 ships)
2032
John Lewis-class (T-AO-205) fleet replenishment oiler
$1.9 billion (6 ships)
2028
Expeditionary Sea Base (ESB) auxiliary support ship
$0.1 billion (1 ship)
2026
*Includes both engineering and construction, as well as long-lead materials for future ships

In addition to design and construction activities, our Marine Systems segment provides comprehensive post-delivery services to modernize and extend the service life of these and other Navy ships. NASSCO conducts full-service maintenance and surface-ship repair operations in Navy fleet concentration areas in San Diego, California; Norfolk, Virginia; Bremerton, Washington; and Mayport, Florida. Electric Boat provides submarine maintenance and modernization services in a variety of U.S. locations, and Bath Iron Works provides lifecycle support services for Navy surface ships in U.S. and overseas ports. In support of allied navies, we offer program management, planning, engineering and design support for submarine construction programs.

Revenue for the Marine Systems segment was 30% of our consolidated revenue in 2024, 29% in 2023 and 28% in 2022. Revenue by major products and services was as follows:

Year Ended December 31	2024	2023	2022
Nuclear-powered submarines	$10,392	$8,631	$7,310
Surface ships	2,819	2,698	2,561
Repair and other services	1,132	1,132	1,169
Total Marine Systems	$14,343	$12,461	$11,040
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
Land Systems is the sole-source producer of two foundational products central to the U.S. Army’s warfighting capabilities — the Abrams main battle tank and Stryker wheeled combat vehicle. Both of these platforms are core components of the multi-domain, joint war fight in practice today and envisioned on the battlefield of the future.
We continue to maximize the capability, effectiveness and lethality of the Abrams tank to overmatch all current and potential threats. The demand by NATO members and other allies and partners for procurement and upgrades of Abrams tanks remains strong, reflected by a growing installed base in Europe, the Middle East, North Africa and Indo-Pacific theaters of operation.
The Stryker is an eight-wheeled, medium-weight combat vehicle that combines lethality, mobility and survivability. Land Systems continues to develop upgrades and enhancements to this highly versatile and combat-proven platform to address the Army’s evolving operational needs. We are currently fielding a Stryker platform that includes enhanced survivability, increased power, improved cross-country mobility and an advanced digital, in-vehicle network. We have completed fielding these vehicles for four of the current eight Army brigades, as well as for the Army’s Ranger Regiment. In addition, coordination continues with the Army for next-generation upgrades to the platform and new uses for the vehicle. We continue to expand the mission capabilities of this platform, including an air defense mission package (Sergeant Stout, formerly known as M-SHORAD), a state-of-the-art electronic warfare suite, a high-energy laser, a high-power microwave and several command post options.
We are in low-rate initial production (LRIP) of the Army’s M10 Booker combat vehicle — the first newly developed Army ground combat vehicle to transition from prototype to production in 45 years. The M10 Booker will enhance the capability and lethality of Infantry Brigade Combat Teams in combat operations. The highly lethal, survivable and mobile direct-fire combat vehicle melds recently developed and battle-tested designs to dominate ground threats on the multi-domain battlefield.
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
Land Systems is producing 449 new LAVs for the Canadian army in eight variants, including ambulances, command posts, maintenance and recovery vehicles, and troop-carrying vehicles, as well as upgrading Canada’s existing fleet. In addition, Land Systems is producing 66 additional LAVs on the Light Armoured Vehicle Reconnaissance Surveillance System (LRSS) program that are equipped with state of the art surveillance suites. Land Systems is also producing the British Army’s Ajax armored fighting vehicle, a next-generation, medium-weight tracked combat vehicle. With six variants, including a reconnaissance vehicle, an armored personnel carrier and various support platforms, the Ajax family of vehicles offers advanced electronic architecture and proven technology for a balance of survivability, lethality and mobility, along with high reliability for a vehicle in its weight class.
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
We are expanding our platform capabilities through continued investment in robotic and autonomous vehicle technology. We have developed semi-autonomous robotic platforms that can be equipped with an array of modular mission payloads for use alongside dismounted soldiers. The Army’s first robotic vehicle program of record, the Small Multipurpose Equipment Transport (S-MET), is based on a Land Systems-developed autonomous vehicle. Additionally, we have developed the Tracked Robot 10-ton (TRX) prototype, a medium-sized, semi-autonomous combat vehicle that enables critical battlefield roles, such as direct and indirect fire, autonomous resupply, reconnaissance and other battlefield missions.

On December 31, 2024, the installed base for our major vehicle programs, as well as the quantity and scheduled final delivery date of vehicles and vehicle upgrades in backlog were as follows:

Vehicle	Installed Base		Backlog	
		Vehicle Quantity	*Countries*	*Vehicle Quantity*	*Final Delivery*
	ABRAMS Main Battle Tank	*4,334*	*10*	*519*	*2027*
	STRYKER Wheeled Vehicle	*4,624*	*3*	*493*	*2026*
	M10 BOOKER Combat Vehicle	*25*	*1*	*70*	*2026*
	LAV	*4,976*	*9*	*370*	*2032*
	AJAX / ASCOD Tracked Vehicle	*612*	*4*	*382*	*2027*
	PANDUR / PIRANHA Armored Vehicle	*7,276*	*26*	*825*	*2032*
	DURO / EAGLE Tactical Vehicle	*2,944*	*5*	*75*	*2026*

Complementing these military-vehicle offerings, OTS designs, develops and produces a comprehensive array of sophisticated weapon systems and munitions. OTS produces next-generation weapon and defense systems for shipboard, aircraft and ground applications, including high-speed Gatling guns for all U.S. fighter aircraft, and combat vehicle active protection systems.
OTS’s munitions portfolio covers the full breadth of naval, air and ground forces applications across all calibers and weapon platforms for the U.S. government and its non-U.S. partners. Globally, we maintain a market-leading position in the supply of Hydra-70 rockets, large-caliber tank ammunition, medium-caliber ammunition, military propellants, mortar and a 155mm artillery suite of ammunition. OTS is expanding its existing metal parts production capacity from 36,000 to 86,000 rounds per month in 2025 and its existing propellant capacity from 5 million to 16 million pounds per year by 2028 while establishing capacity for 155mm load, assemble, and pack (LAP) of 50,000 rounds per month in 2025. The OTS facilities and production expansion supports the Army’s effort to accelerate artillery production. In addition, OTS entered into a strategic teaming agreement in 2024 for the production of solid rocket motors that will improve resiliency in the domestic supply chain.
OTS is the systems integrator for the next generation of artillery solutions in support of the Army’s Indirect Fire Modernization objectives. Additionally, OTS maintains a leading position providing missile subsystems in support of U.S. tactical and strategic missiles, provisioning both legacy and next-

generation missiles with critical aerostructures, control actuators, high-performance warheads, and cutting-edge hypersonic rocket cases.
Revenue for the Combat Systems segment was 19% of our consolidated revenue in 2024, 20% in 2023 and 18% in 2022. Revenue by major products and services was as follows:

Year Ended December 31	2024	2023	2022
Military vehicles	$5,101	$5,036	$4,581
Weapons systems, armament and munitions	2,932	2,442	2,024
Engineering and other services	964	790	703
Total Combat Systems	$8,997	$8,268	$7,308
TECHNOLOGIES
Our Technologies segment provides a full spectrum of services, technologies and products to a wide range of military, intelligence, federal civilian and state customers. The segment is organized into two business units — Information Technology (GDIT) and Mission Systems — with a diverse portfolio that includes:
•consulting, technology solutions and mission-support services;
•mobile communication, computers, command-and-control and cyber (C5) mission systems; and
•intelligence, surveillance and reconnaissance (ISR) solutions.
Over the past decade, the U.S. Department of Defense (DoD), the intelligence community and federal civilian agencies have increasingly prioritized technology solutions as a critical element of their missions, transforming technology resources from back-office support functions to a strategic priority. Expanded cyber threats and the demand for advanced warfighter connectivity have accelerated these trends, adding urgency to required technology investments. The result is a significant increase in federal information technology (IT) modernization and technology spending in recent years and a shift to large-scale, end-to-end, highly engineered solutions to meet the ever-changing information-systems and mission-support needs of these customers.
GDIT and Mission Systems share a common defense, intelligence and federal civilian customer base and increasingly go to market together. In addition, with the convergence of digital technologies, the two businesses benefit from significant complementary offerings and solution sets. We make strategic investments in new and emerging technologies and partner with commercial companies to bring solutions to our customers that combine leading-edge technologies with an intimate knowledge of customers’ mission needs. The segment’s highly skilled workforce comprises approximately 40,000 employees, including technologists, engineers, mission experts and cleared personnel critical to solving the toughest security and technology challenges facing the United States and its allies.
GDIT provides digital consulting services, modernizes large-scale IT enterprises, and deploys the latest technologies to optimize and protect customer networks, data and information. Operating thousands of complex digital modernization programs across the federal government, GDIT’s expansive portfolio includes cloud services, cybersecurity, network modernization, artificial intelligence/machine learning (AI/ML), application development, high-performance computing, and 5G and next-generation wireless communications. In 2024, GDIT acquired Iron EagleX, Inc., further expanding its portfolio of mission solutions in AI/ML, cyber, software development and cloud services. At the center of these efforts is GDIT’s development of secure, tailorable and scalable digital solutions, known as our Digital

Accelerators. These Digital Accelerators are at the forefront of technological trends and are designed to accelerate customers’ adoption and integration of advanced technologies to meet unique mission needs.
Mission Systems is a defense electronics manufacturer and integrator for C5ISR applications in all domains. Our products and solutions are built into platforms and integrated systems critical to our national security. The business’ portfolio includes both prime contract programs with government customers as well as subcontract positions with large platform providers to develop and integrate technologies to make their systems smarter and more secure.
The Technologies segment leverages its scale, partnerships and deep knowledge of its customers’ missions and challenges to bring innovation to those customers across a portfolio of thousands of contracts. While no individual contract is material to the segment’s results, the following highlights provide a sampling of the value of this business.
In the defense market, GDIT is modernizing the U.S. Central Command’s (CENTCOM) enterprise IT infrastructure. CENTCOM’s area of responsibility covers 21 nations in Northeast Africa, Central and South Asia and the Middle East. We are utilizing AI/ML technologies to improve decision making, transition CENTCOM to a new cloud environment, and enhance the efficiency and effectiveness of its networks. GDIT is also leveraging its zero trust capabilities to bolster CENTCOM’s cyber defenses and protect against future cyber threats.
In the federal civilian market, GDIT is operating and modernizing the Healthcare Integrated General Ledger Accounting System (HIGLAS) for the Centers for Medicare and Medicaid Services (CMS). HIGLAS is a single, integrated accounting system that standardizes and centralizes federal financial accounting for all of CMS’s programs. The HIGLAS system processes approximately 4.5 million Medicare claims daily and over $1.6 trillion in annual payments. In modernizing the HIGLAS system, GDIT will leverage its AI/ML capabilities to analyze trends and patterns to determine potential anomalies in the data and detect fraud, waste and abuse.
Under the User Facing and Data Center Services (UDS) contract for the National Geospatial-Intelligence Agency (NGA), GDIT is providing hybrid cloud services, and innovative IT design, engineering, implementation and operations support services. We are supporting NGA in the development of their new headquarters in St. Louis, Missouri, and are committed to supporting the St. Louis area as a strategic hub for the geospatial intelligence community through our innovation center, community partnerships and talent pipeline programs. As an example, in our DeepSky lab, teams can test new capabilities and collaborate with technology and industry partners to prototype new solutions.
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
We are working with our U.S. Army customer to adapt elements of advanced resilient radio frequency (RF) to address battlefield realities such as jamming, spoofing, cyberattacks and lack of ground connectivity. Given our deep product innovation experience, we were recently selected to build the Next Generation Survival radio for the U.S. Joint Forces. For the Canadian Army, we provide the Land Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) system.

Mission Systems continues to help advance our nation’s position in the space domain. The U.S. Space Development Agency (SDA) selected Mission Systems to establish the ground operations and integration segment for Tranche 1 and 2 of the National Defense Space Architecture by building ground entry points and operations centers, as well as providing network operations and systems integration services for the SDA’s next tranche of proliferated low-Earth orbit satellites. In addition, we provide critical subsystems for data processing and security of space assets across multiple space vehicle platforms.
In the maritime domain, we have a more than 60-year legacy of providing critical systems to the Navy’s submarine programs. These include advanced fire-control and weapon launch systems, tactical control systems, specialized hardware and software solutions for acoustics, cybersecurity, and torpedo guidance, and other core capabilities that are essential for submarine modernization with U.S. and allied forces.
Mission Systems also continues to invest in autonomous capabilities both undersea and in the air. Our Unmanned Undersea Vehicle (UUV) Manufacturing and Assembly Center of Excellence provides manufacturing, assembly, integration and testing capabilities for Mission Systems’ Bluefin Robotics UUVs, as well as the Hammerhead and MEDUSA programs for the Navy. In addition, we support a variety of manned aircraft and unmanned aerial vehicle (UAV) platforms with mission-critical processing and security subsystems on both modern combat and ISR aircraft as well as emerging capabilities like the Collaborative Combat Aircraft.
Revenue for the Technologies segment was 27% of our consolidated revenue in 2024, 31% in 2023 and 32% in 2022. Revenue by major products and services was as follows:

Year Ended December 31	2024	2023	2022
IT services	$8,761	$8,459	$8,195
C5ISR solutions	4,366	4,463	4,297
Total Technologies	$13,127	$12,922	$12,492

CUSTOMERS
In 2024, 69% of our consolidated revenue was from the U.S. government, 14% was from U.S. commercial customers, 10% was from non-U.S. government customers and the remaining 7% was from non-U.S. commercial customers.

U.S. GOVERNMENT
Our primary customer is the DoD. We also contract with other U.S. government customers, including the intelligence community and the Departments of Homeland Security and Health and Human Services. Our revenue from the U.S. government was as follows:

Year Ended December 31	2024	2023	2022
DoD	$27,191	$24,720	$22,250
Non-DoD	4,810	4,711	4,808
Foreign military sales (FMS)*	1,063	896	633
Total U.S. government	$33,064	$30,327	$27,691
% of total revenue	69%	72%	70%
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
Of our U.S. government revenue, fixed-price contracts accounted for 51% in 2024, 53% in 2023 and 56% in 2022; cost-reimbursement contracts accounted for 43% in 2024, 41% in 2023 and 38% in 2022; and time-and-materials contracts accounted for 6% in 2024, 2023 and 2022.
For information on the advantages and disadvantages of each of these contract types, see Note B to the Consolidated Financial Statements in Item 8.
U.S. COMMERCIAL
Our U.S. commercial revenue was $6.7 billion in 2024, $5.8 billion in 2023 and $5.7 billion in 2022, which represented 14%, 14% and 15% of our consolidated revenue in each of the respective years. The majority of this revenue was for business jet aircraft and related services where our customer base consists of individuals and public and privately held companies across a wide range of industries.
NON-U.S.
Our revenue from non-U.S. government and commercial customers was $8 billion in 2024, $6.1 billion in 2023 and $6 billion in 2022, which represented 17% of our consolidated revenue in 2024, 14% in 2023 and 15% in 2022.
We conduct business with customers around the world. Our non-U.S. defense subsidiaries maintain long-term relationships with their customers and have established themselves as principal regional suppliers and employers, providing a broad portfolio of products and services.
Our non-U.S. commercial revenue consists primarily of business jet aircraft exports and worldwide aircraft services. While the installed base of aircraft is concentrated in North America, orders from customers outside North America represent a significant portion of our aircraft business with approximately 43% of the Aerospace segment’s aircraft backlog on December 31, 2024.

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

HUMAN CAPITAL MANAGEMENT
Our company is a global community of approximately 117,000 employees dedicated to our Ethos of transparency, trust, honesty and alignment. These four core values drive how we operate our business; govern how we interact with each other, our customers, partners and suppliers; guide the way that we treat our workforce; and determine how we connect with our communities. Our commitment to ethical business practices is outlined in our Standards of Business Ethics and Conduct, which states our expectation that all employees conduct business in accordance with our Ethos, applicable laws and our policies. Each employee is asked to acknowledge receipt, understanding of and compliance with our standards.
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
2024 WORKFORCE STATISTICS
•Approximately 84% of our employees are based in the United States, of which roughly 69% are white, 31% are people of color, 19% are veterans of the U.S. armed forces and 8% have self-reported having a disability. The remaining 16% of our workforce is based internationally in over 65 countries with the primary concentrations being in North America and Europe. Approximately 21% of our workforce is represented by collective bargaining agreements.
•Our global workforce is 76% male and 24% female, and our senior leadership teams across the business are represented by 75% males and 25% females. During 2024, we hired more than 23,800 individuals of which 74% were male and 26% were female. For our approximately 19,400 U.S.-based hires in 2024, 58% were white and 42% were people of color.

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
U.S. government contracts are not always fully funded at inception, and any funding is subject to disruption or delay. Our U.S. government revenue is funded by agency budgets that operate on an October-to-September fiscal year. Early each calendar year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is typically the result of months of policy and program reviews throughout the executive branch. For the remainder of the year, the Appropriations and Authorization Committees of the Congress typically review the president’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.
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
We sometimes rely on only one or two sources of supply, and any disruption in our supply chain could have an adverse effect on our ability to meet our customer commitments and could adversely affect our business, results of operations and financial condition. For example, some of our operating segments rely on the supply of semiconductors for the manufacture of our products, and any inability of or delay by our suppliers to meet our order demands (including due to the suppliers’ competing commercial priorities, any military conflict resulting in a disruption of manufacturing or trade relations, or any other business disruption) could delay or disrupt our ability to procure semiconductors. Our ability to perform our obligations to our customers, and our future revenue, earnings and margin, may be materially adversely affected if (1) any one or more of our suppliers is unable to or otherwise fails to, provide the agreed-upon materials or perform the agreed-upon services in a timely and cost-effective manner, or engages in misconduct or other improper activities or (2) we are unable to otherwise obtain necessary materials, components, subsystems or services in a timely and cost-effective manner.
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
Our business may continue to be negatively impacted by the coronavirus (COVID-19) pandemic and could be negatively impacted by other pandemics and outbreaks. The COVID-19 pandemic has had, and could continue to have, a negative effect on our business, results of operations and financial condition. Other outbreaks of contagious diseases, including new variants of COVID-19, or other adverse public health developments in countries where we operate or our customers are located, could similarly adversely affect our business. This includes disruptions or restrictions on our employees’ ability to work effectively, temporary closures of our facilities and the facilities of our customers, and the imposition of quarantine and travel restrictions that have and may in the future negatively affect demand for our products and services and result in supply-chain disruptions. Any such effects could materially adversely affect our ability to perform on our contracts. Any cost increases that result from these effects may not be fully recoverable on our contracts or adequately covered by insurance.
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
On December 31, 2024, our segments had material operations at the following locations:
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
•Combat Systems – Anniston, Alabama; East Camden, Arkansas; Healdsburg, California; Crawfordsville, St. Petersburg and Tallahassee, Florida; Marion, Illinois; Saco, Maine; Sterling Heights, Michigan; Lincoln, Nebraska; Lima, Ohio; Eynon, Scranton and Wilkes-Barre, Pennsylvania; Garland and Mesquite, Texas; Joint Base Lewis-McChord, Washington; Vienna, Austria; Le Gardeur, London and Valleyfield, Canada; Kaiserslautern, Germany; Madrid, Sevilla and Trubia, Spain; Bürglen, Kreuzlingen and Tägerwilen, Switzerland; Merthyr Tydfil, United Kingdom.
•Technologies – Daleville, Alabama; Scottsdale, Arizona; Orlando, Florida; Bossier City, Louisiana; Annapolis Junction, Maryland; Dedham, Pittsfield and Taunton, Massachusetts; Bloomington, Minnesota; Rensselaer, New York; Greensboro, North Carolina; Chesapeake and Marion, Virginia; multiple locations in Northern Virginia; Ottawa, Canada; Oakdale and St. Leonards, United Kingdom.
A summary of floor space by segment on December 31, 2024, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	5.5	10.1	0.5	16.1
Marine Systems	9.0	5.4	—	14.4
Combat Systems	6.7	6.6	4.9	18.2
Technologies	2.2	7.7	0.9	10.8
Total square feet	23.4	29.8	6.3	59.5

ITEM 3. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note M to the Consolidated Financial Statements in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
All of our executive officers are appointed annually. None of our executive officers were selected pursuant to any arrangement or understanding between the officer and any other person. Set forth below is information regarding our executive officers as of February 7, 2025 (references are to positions with General Dynamics Corporation, unless otherwise noted):

Name, Position and Office	Age

Jason W. Aiken – Executive Vice President, Technologies since February 2024; Executive Vice President, Technologies and Chief Financial Officer, January 2023 - February 2024; Senior Vice President and Chief Financial Officer, January 2014 - December 2022; Vice President of the company and Chief Financial Officer of Gulfstream Aerospace Corporation, September 2011 - December 2013; Vice President and Controller, April 2010 - August 2011; Staff Vice President, Accounting, July 2006 - March 2010	52

Shane A. Berg – Senior Vice President, Human Resources and Administration since February 2024; Senior Vice President, Planning and Development, January 2022 - February 2024; Executive Vice President of Princeton Theological Seminary, 2016 - January 2022	53

Christopher J. Brady – Vice President of the company and President of General Dynamics Mission Systems since January 2019; Vice President, Engineering of General Dynamics Mission Systems, January 2015 - December 2018; Vice President, Engineering of General Dynamics C4 Systems, May 2013 - December 2014; Vice President, Assured Communications Systems of General Dynamics C4 Systems, August 2004 - May 2013	62

Mark L. Burns – Vice President of the company and President of Gulfstream Aerospace Corporation since July 2015; Vice President of the company since February 2014; President, Product Support of Gulfstream Aerospace Corporation, June 2008 - June 2015	65

Danny Deep – Executive Vice President, Combat Systems, since April 2024; Vice President of the company and President of General Dynamics Land Systems, April 2020 - April 2024; Chief Operating Officer of General Dynamics Land Systems, September 2018 - April 2020; Vice President of General Dynamics Land Systems – Canada, January 2011 - September 2018	55

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary since January 2010; Vice President and Deputy General Counsel, July 2008 - January 2010; Managing Partner of Jenner & Block LLP, January 2005 - June 2008	65

M. Amy Gilliland – Senior Vice President of the company since April 2015; President of General Dynamics Information Technology since September 2017; Deputy for Operations of General Dynamics Information Technology, April 2017 - September 2017; Senior Vice President, Human Resources and Administration, April 2015 - March 2017; Vice President, Human Resources, February 2014 - March 2015; Staff Vice President, Strategic Planning, January 2013 - February 2014; Staff Vice President, Investor Relations, June 2008 - January 2013	50

Kimberly A. Kuryea – Senior Vice President and Chief Financial Officer since February 2024; Senior Vice President, Human Resources and Administration, April 2017 - April 2024; Vice President and Controller, September 2011 - March 2017; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 - August 2011; Staff Vice President, Internal Audit, March 2004 - October 2007	57

William A. Moss – Vice President and Controller since April 2017; Staff Vice President, Internal Audit, May 2015 - March 2017; Staff Vice President, Accounting, August 2010 - May 2015	61

Phebe N. Novakovic – Chairman and Chief Executive Officer since January 2013; President and Chief Operating Officer, May 2012 - December 2012; Executive Vice President, Marine Systems, May 2010 - May 2012; Senior Vice President, Planning and Development, July 2005 - May 2010; Vice President, Strategic Planning, October 2002 - July 2005	67

David Paddock – Vice President of the company and President of General Dynamics Land Systems since April 2024; Vice President of the company and President of Jet Aviation, July 2019 - April 2024; Senior Vice President, Regional Operations USA of Jet Aviation, January 2015 - July 2019	57

Mark Rayha – Vice President of the company and President of Electric Boat Corporation since December 2024; Senior Vice President and Chief Operating Officer of Electric Boat Corporation, September 2023 - December 2024; Vice President and Chief Financial Officer of Electric Boat Corporation, July 2021 - September 2023; Vice President, Finance of Electric Boat Corporation, January 2020 - July 2021; Vice President and Chief Financial Officer of General Dynamics Mission Systems, January 2015 - January 2020	58

Robert E. Smith – Executive Vice President, Marine Systems, since July 2019; Vice President of the company and President of Jet Aviation, January 2014 - July 2019; Vice President and Chief Financial Officer of Jet Aviation, July 2012 - January 2014	57

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the trading symbol “GD.”
On January 26, 2025, there were approximately 9,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note R to the Consolidated Financial Statements contained in Item 8.
We did not make any unregistered sales of equity securities in 2024.

The following table provides information about our fourth-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

			Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Period	Total Number of Shares	Average Price per Share
Shares Purchased Pursuant to Share Buyback Program
9/30/24-10/27/24	82,385	$303.44	82,385	3,942,747
10/28/24-11/24/24	1,285,352	291.74	1,285,352	2,657,395
11/25/24-12/31/24	3,417,696	270.93	3,417,696	9,239,699

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
9/30/24-10/27/24	130	299.96
10/28/24-11/24/24	—	—
11/25/24-12/31/24	33	279.39
	4,785,596	277.08
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On December 4, 2024, our board of directors (Board) authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. We repurchased 4.8 million shares in the fourth quarter of 2024. On December 31, 2024, 9.2 million shares remained authorized by the Board for repurchase. For additional information relating to our purchases of common stock during the past three years, see Note N to the Consolidated Financial Statements in Item 8.

The following performance graph compares the cumulative total return to shareholders on our common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s 500 Index and the Standard & Poor’s Aerospace & Defense Index, both of which include General Dynamics.
Cumulative Total Return
Based on Investments of $100 Beginning December 31, 2019
(Assumes Reinvestment of Dividends)
(in per-share amounts)

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2019
2020
2021
2022
2023
2024
General Dynamics
S&P Aerospace & Defense
S&P 500

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per-share amounts or unless otherwise noted)
For an overview of our operating segments, including a discussion of our major products and services, see the Business discussion contained in Item 1. The following discussion of our financial condition and results of operations for 2024 compared with 2023 should be read in conjunction with our Consolidated Financial Statements included in Item 8, while a discussion of 2023 compared with 2022 can be found in Item 7 of our annual report on Form 10-K for the year ended December 31, 2023.

BUSINESS ENVIRONMENT
GLOBAL EVENTS
The coronavirus (COVID-19) pandemic caused significant disruptions to national and global economies and government activities, including supply chain and staffing challenges. Additionally, in response to the Russian invasion of Ukraine, the United States and several other countries imposed economic and trade sanctions, export controls and other restrictions targeting Russia and Belarus. Lastly, the impact of the conflict in the Middle East continues to evolve. The disruptions caused by these events continue to impact global economies and businesses, including ours. The primary impact to our business is supply chain challenges, including availability of parts, quality escapes and inflationary pressures.
In our Aerospace segment, supply chain challenges paced our ability to ramp up production at the rate we like in response to strong customer demand for our aircraft, causing out-of-sequence manufacturing that increased costs and decreased operational efficiency. In addition, the conflict in the Middle East impacted the delivery schedule for our Israel-based supplier of mid-cabin aircraft. Within our defense segments, the COVID-19 pandemic resulted in supply chain challenges that continue to impact our Marine Systems segment. The Russia-Ukraine conflict and increased threat environment have created additional demand for certain of our products and services, particularly in our Combat Systems segment.
Any longer-term impact of these global events to our business is currently unknown due to the uncertainty around duration and their broader impact. For additional information, see the Risk Factors in Part I, Item 1A.

OUR MARKETS
With approximately 70% of our revenue from the U.S. government, government spending levels — particularly defense spending — influence our financial performance. The Congress has not yet passed a defense appropriations bill for the government’s current fiscal year. However, the government has been operating under a continuing resolution (CR) that provides funding for some federal agencies through March 14, 2025. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels until the current year appropriations bill is signed into law. Therefore, the U.S. Department of Defense (DoD) is prohibited from starting new programs or increasing funding on existing programs unless there is an exception for the program included in the CR. The current CR included exceptions allowing the DoD to obligate additional funds for two fiscal year 2024 and one fiscal year 2025 Virginia-class submarines, and for non-executive pay improvements and infrastructure investments to support the submarine industrial base. In addition, the CR included an exception allowing the DoD to obligate funds for the construction of the second submarine under the existing Columbia-class submarine contract. We do not anticipate the current CR having a material impact on our results of operations, financial condition or cash flows. However, the impact to our business from an extended CR or government shutdown that may result from any continuing delay by Congress to pass a new defense appropriations bill would depend on the duration and government implementation of the CR or shutdown.
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

CONSOLIDATED OVERVIEW
2024 IN REVIEW
•Strong operating performance:
◦Revenue of $47.7 billion, an increase of 12.9% from 2023
◦Operating earnings of $4.8 billion, an increase of 13% from 2023, with sequential growth throughout the year
◦Diluted earnings per share of $13.63, up 13.4% from 2023
◦Cash provided by operating activities of $4.1 billion, or 109% of net earnings
•Backlog of $90.6 billion, supporting our long-term growth expectations:
◦Strong Gulfstream aircraft order activity, including orders across all aircraft models
◦Several significant contract awards received in our defense segments, including $3.7 billion of combined awards from the U.S. Navy for advance procurement and other work for the Virginia-class submarine program

Year Ended December 31	2024	2023	Variance
Revenue	$47,716	$42,272	$5,444	12.9%
Operating costs and expenses	(42,920)	(38,027)	(4,893)	12.9%
Operating earnings	4,796	4,245	551	13.0%
Operating margin	10.1%	10.0%
Our consolidated revenue increased in 2024 driven by growth across all segments, including double digit percentage growth in our Aerospace and Marine Systems segments. Operating margin increased 10 basis points.

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
AEROSPACE

Year Ended December 31	2024	2023	Variance
Revenue	$11,249	$8,621	$2,628	30.5%
Operating earnings	1,464	1,182	282	23.9%
Operating margin	13.0%	13.7%
Gulfstream aircraft deliveries (in units)	136	111	25	22.5%
Operating Results
The increase in the Aerospace segment’s revenue in 2024 consisted of the following:

Aircraft manufacturing	$2,101
Aircraft services	527
Total increase	$2,628
Aircraft manufacturing revenue increased in 2024 due primarily to the number and mix of aircraft deliveries, including our ultra-long-range, ultra-large-cabin G700 aircraft, which began deliveries in the second quarter of 2024 following U.S. Federal Aviation Administration (FAA) and European Union Aviation Safety Agency (EASA) certification. The number of G700 deliveries in 2024 was impacted by supplier quality escapes, late delivery of components and out of station work. Aircraft services revenue was higher in 2024 due to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base and customer flight activity.

The increase in the segment’s operating earnings in 2024 consisted of the following:

Aircraft manufacturing	$213
Aircraft services	129
G&A/other expenses	(60)
Total increase	$282
Aircraft manufacturing operating earnings increased in 2024 but not at the same rate as revenue, reflecting additional costs associated with the initial deliveries of G700 aircraft due to out of station work caused by supplier quality escapes and late delivery of components. Aircraft services operating earnings were higher in 2024 due to higher volume. G&A/other expenses increased in 2024 consistent with the growth in the business. In total, the Aerospace segment’s operating margin decreased 70 basis points in 2024.
2025 Outlook
We expect the Aerospace segment’s 2025 revenue to increase to approximately $12.7 billion with operating margin of approximately 13.7%.
MARINE SYSTEMS

Year Ended December 31	2024	2023	Variance
Revenue	$14,343	$12,461	$1,882	15.1%
Operating earnings	935	874	61	7.0%
Operating margin	6.5%	7.0%
Operating Results
The increase in the Marine Systems segment’s revenue in 2024 consisted of the following:

U.S. Navy ship construction	$1,525
U.S. Navy ship engineering, repair and other services	357
Total increase	$1,882
Revenue from U.S. Navy ship construction and engineering was up in 2024 due primarily to increased volume on the Columbia-class and Virginia-class submarine programs. The Marine Systems segment’s operating margin decreased 50 basis points in 2024 due to a $123 unfavorable profit adjustment in the fourth quarter of 2024 on the Virginia-class Block IV contract as it approaches completion in 2026. The Virginia-class program has been impacted by supplier quality issues and late supply chain deliveries causing cost growth and schedule delays.
2025 Outlook
We expect the Marine Systems segment’s 2025 revenue to increase to approximately $15 billion with operating margin of approximately 6.8%.

COMBAT SYSTEMS

Year Ended December 31	2024	2023	Variance
Revenue	$8,997	$8,268	$729	8.8%
Operating earnings	1,276	1,147	129	11.2%
Operating margin	14.2%	13.9%
Operating Results
The increase in the Combat Systems segment’s revenue in 2024 consisted of the following:

Weapons systems and munitions	$509
U.S. military vehicles	218
International military vehicles	2
Total increase	$729
Weapons systems and munitions revenue increased in 2024 due to heightened demand for artillery products. Revenue from U.S. military vehicles was up in 2024 due primarily to higher volume on the U.S. Army’s M10 Booker combat vehicle program. The Combat Systems segment’s operating margin increased 30 basis points compared with 2023 driven by favorable contract mix.
2025 Outlook
We expect the Combat Systems segment’s 2025 revenue to increase to approximately $9.1 billion with operating margin of approximately 14.5%.
TECHNOLOGIES

Year Ended December 31	2024	2023	Variance
Revenue	$13,127	$12,922	$205	1.6%
Operating earnings	1,260	1,202	58	4.8%
Operating margin	9.6%	9.3%
Operating Results
The increase in the Technologies segment’s revenue in 2024 consisted of the following:

Information technology (IT) services	$302
C5ISR* solutions	(97)
Total increase	$205
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue increased in 2024 due primarily to strong demand for IT services, including the ramp-up of new programs, offset partially by C5ISR solutions program timing and the ramp-down of legacy programs. Overall, the segment’s margin increased 30 basis points compared with 2023 due to strong operating performance.

2025 Outlook
We expect the Technologies segment’s 2025 revenue to increase to approximately $13.5 billion with operating margin of approximately 9.2%.
CORPORATE
Corporate operating costs totaled $139 in 2024 and $160 in 2023 and consisted primarily of equity-based compensation expense. Corporate operating costs are expected to be approximately $150 in 2025.

OTHER INFORMATION
PRODUCT AND SERVICE REVENUE AND OPERATING COSTS

Year Ended December 31	2024	2023	Variance
Revenue:
Products	$28,635	$24,595	$4,040	16.4%
Services	19,081	17,677	1,404	7.9%
Operating Costs:
Products	$(24,332)	$(20,591)	$(3,741)	18.2%
Services	(16,020)	(15,009)	(1,011)	6.7%
The increase in product revenue in 2024 consisted of the following:

Aircraft manufacturing	$2,101
Ship construction	1,525
Weapons systems and munitions	509
Other, net	(95)
Total increase	$4,040
Aircraft manufacturing revenue increased due to additional aircraft deliveries. Ship construction revenue was up due primarily to higher volume on the Columbia-class and Virginia-class submarine programs. Weapons systems and munitions revenue increased due to heightened demand for artillery products. In 2024, product operating costs increased at a higher rate than revenue due to supplier quality issues and late supply chain deliveries on the Virginia-class Block IV contract within our Marine Systems segment and additional costs associated with initial deliveries of G700 aircraft due to out of station work caused by supplier quality escapes and late delivery of components in our Aerospace segment.
The increase in service revenue in 2024 consisted of the following:

Aircraft services	$527
C5ISR solutions/IT services	493
Ship services	357
Other, net	27
Total increase	$1,404

Aircraft services revenue increased due to additional maintenance work. C5ISR solutions and IT services revenue was up due to higher volume, including the ramp-up of new programs. Ship services revenue increased due to higher volume on the Columbia-class submarine program. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5.4% in 2024 compared with 5.7% in 2023 due to growth in revenue. We expect G&A expenses as a percentage of revenue in 2025 to be generally consistent with 2024.
OTHER, NET
Net other income was $68 in 2024 and $82 in 2023 and represents primarily the non-service components of pension and other post-retirement benefits. In 2025, we expect net other income to be approximately $50.
INTEREST, NET
Net interest expense was $324 in 2024 and $343 in 2023. See Note K to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations, including interest rates. We expect 2025 net interest expense to be consistent with 2024.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 16.7% in 2024 and 16.8% in 2023. For further discussion, including a reconciliation of our effective tax rate from the statutory federal rate, see Note D to the Consolidated Financial Statements in Item 8. For 2025, we expect a full-year effective tax rate of approximately 17.5%, generally consistent with our original expectations for 2024 before declining due to certain U.S. and foreign tax credits and benefits and other timing items.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $90.6 billion on December 31, 2024, compared to $93.6 billion at the end of 2023. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the Consolidated Financial Statements in Item 8. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $144 billion on December 31, 2024.

The following table details the backlog and estimated potential contract value of each segment at the end of 2024 and 2023:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	December 31, 2024
Aerospace	$18,895	$798	$19,693	$1,132	$20,825
Marine Systems	30,530	9,288	39,818	9,560	49,378
Combat Systems	16,142	838	16,980	8,647	25,627
Technologies	9,577	4,529	14,106	34,029	48,135
Total	$75,144	$15,453	$90,597	$53,368	$143,965

	December 31, 2023
Aerospace	$19,557	$897	$20,454	$451	$20,905
Marine Systems	30,141	15,755	45,896	3,647	49,543
Combat Systems	13,816	721	14,537	6,236	20,773
Technologies	8,961	3,779	12,740	28,011	40,751
Total	$72,475	$21,152	$93,627	$38,345	$131,972
For additional information about our major products and services in backlog see the Business discussion contained in Item 1.

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended 2024 with backlog of $19.7 billion.
Orders in 2024 reflected strong demand across our portfolio of products and services, including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 1-to-1 in 2024, even as revenue grew by more than 30% year over year.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On December 31, 2024, estimated potential contract value in the Aerospace segment was $1.1 billion.
Demand for Gulfstream aircraft remains strong across customer types and geographic regions, generating orders from public and privately held companies, individuals, and governments around the world. Geographically, U.S. customers represented 54% of the segment’s orders in 2024 and 56% of the segment’s backlog on December 31, 2024, demonstrating continued strong domestic demand.

The following represents Gulfstream aircraft (in units) in backlog by region on December 31, 2024:

Other
7%
Middle East
and Africa
8%
Europe
11%
Asia Pacific
18%
United States
56%

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
Total backlog in our defense segments was $70.9 billion on December 31, 2024, compared with $73.2 billion at year-end 2023. In 2024, the total book-to-bill ratio in our defense segments was 1-to-1. Estimated potential contract value in our defense segments was $52.2 billion on December 31, 2024, up 37.8% compared with $37.9 billion at year-end 2023.

MARINE SYSTEMS
The Marine Systems segment’s backlog consists of very long-term submarine and surface ship construction programs, as well as numerous engineering and repair contracts. The segment’s total estimated contract value remained steady compared with year-end 2023.
Significant contract awards in the Marine Systems segment during 2024 include:
•$780 from the U.S. Navy for the construction of an additional John Lewis-class (T-AO-205) fleet replenishment oiler. The contract including options for an additional seven T-AO-205 oilers has a maximum potential value of more than $6.7 billion.
•$2.9 billion from the Navy for long-lead materials for Block V and Block VI Virginia-class submarines.
•$205 from the Navy for planning yard services for the Arleigh Burke-class (DDG-51) guided-missile destroyer program. The contract including options has a maximum potential value of $1.1 billion.
•$770 from the Navy for lead yard services, development studies, design and engineering efforts, procurement and delivery of initial spare parts to support maintenance availabilities for Virginia-class submarines.
•$530 from the Navy to provide maintenance, modernization and repair services for the DDG-51 destroyer, USS Hartford Los Angeles-class submarine and Wasp-class amphibious assault ship programs.
•$455 from the Navy to provide engineering, technical, design and planning yard support services for operational strategic and attack submarines.
•$255 for future technology development on the next-generation attack submarine, SSN(X), program for the Navy.
•$115 for advanced nuclear plant studies (ANPS) in support of the Columbia-class submarine program.
•$55 from the Navy to support non-nuclear maintenance on submarines based at the New England Naval Submarine Support Facility.

The following represents the Marine Systems segment’s total estimated contract value by major program on December 31, 2024:

Maintenance, repair and other services
10%
Auxiliary and support ships
16%
Virginia-class submarine
37%
Destroyers
16%
21%
Columbia-class submarine

COMBAT SYSTEMS
The Combat Systems segment’s backlog consists of a mix of U.S. and international combat vehicles, weapons systems and munitions programs. The vehicle programs are generally long-term franchise programs, while the weapons systems and munitions programs tend to be shorter-term in nature. The segment’s backlog was up 16.8% from year-end 2023 to $17 billion. The segment’s estimated potential contract value was $8.6 billion on December 31, 2024, compared with $6.2 billion at year-end 2023.
Significant contract awards in the Combat Systems segment during 2024 include:
•$2 billion for various munitions and ordnance. These contracts have a maximum potential value of $3.2 billion.
•An IDIQ contract to provide medium-caliber ammunition cartridges for the U.S. Army. The contract has a maximum potential value of $3 billion among two awardees.
•$1.6 billion from the Army to produce 155mm artillery projectile metal parts and propelling bag charges and establish additional capacity for artillery propellant. The contracts have a maximum potential value of $2.5 billion.
•$1.3 billion for the production of Pandur 6x6 wheeled combat vehicles from the Austrian Federal Ministry of Defense. The contract including options has a maximum potential value of $2 billion.
•Two contracts from the Canadian government for the Logistics Vehicle Modernization (LVM) program to provide a new fleet of light and heavy armored vehicles and logistics support services for the Canadian Army. These contracts including options have a maximum potential value of $1.9 billion. The scope of the work is shared with an industry partner.
•$605 from the Army for Stryker vehicle upgrades, systems technical support and inventory management. The contracts have a maximum potential value of $1.1 billion.

•$350 from the Army for Abrams main battle tank upgrades, engineering and logistics support services, and system and sustainment technical support services.
•$325 from the Army for the third phase of the low-rate initial production (LRIP) of the M10 Booker Combat Vehicle.
•$325 from the Canadian government to produce armored combat support vehicles (ACSVs).
•$285 to produce Abrams main battle tanks in the system enhancement package version 3 (SEPv3) configuration for Romania.
•$280 from the Army to produce Stryker Sgt. Stout vehicles and provide long-lead materials to support the future retrofit of the vehicles to a dual Stinger Vehicle Universal Launcher (SVUL) configuration.
The following represents the Combat Systems segment’s total estimated contract value by market on December 31, 2024:

U.S. military vehicles
22%
Weapons systems and munitions
49%
International military vehicles
29%

TECHNOLOGIES
The Technologies segment’s backlog consists of thousands of contracts and task orders across a mix of U.S. and non-U.S. government and commercial customers. These contracts can be shorter-cycle or span multiple years, but commonly include a smaller, initially funded order. Therefore, our estimated potential contract value of $34 billion is an important indicator of future orders and revenue. In 2024, approximately 75% of the segment’s orders were from additional work on IDIQ contracts or the exercise of options. The segment’s total estimated contract value was $48.1 billion on December 31, 2024, up 18.1% compared with $40.8 billion at year-end 2023.

Significant contract awards in the Technologies segment during 2024 include:
•$50 from the U.S. Air Force to modernize, integrate and operate the DoD’s Mission Partner Environments (MPEs), enabling the military and its partners to securely communicate and share real-time information at multiple levels of classification. The contract has a maximum potential value of $5.6 billion.
•$2.2 billion for several key classified contracts. These contracts have a maximum potential value of $4.4 billion.
•A contract from the U.S. Space Force to provide sustainment services for the Mobile User Objective System (MUOS) satellite communications system. The contract has a maximum potential value of $2.2 billion.
•Four IDIQ contracts from the Canadian government to support the Land Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) system for the Canadian Army. The contracts have a maximum potential value of $1.3 billion.
•$125 to modernize the U.S. Central Command’s (CENTCOM) enterprise IT infrastructure. The contract including options has a maximum potential value of $920.
•$140 from the Navy to manufacture and test various components for MK54 torpedoes and for general engineering services. The contract including options has a maximum potential value of $810.
•$340 from the Navy to provide full life cycle and operational support for the Trident II Fire Control System (FCS) onboard Ohio-class submarines and continue the development, production and installation of FCS for all new Columbia-class submarines. The contract including options has a maximum potential value of $620.
•$605 for multiple awards from the U.S. Space Development Agency (SDA) to develop and integrate ground systems for the low-Earth orbit (LEO) satellite network.
•$205 from the North Carolina Department of Health and Human Services to operate its Medicaid Management Information System. The contract including options has a maximum potential value of $525.
•$515 from the National Geospatial-Intelligence Agency (NGA) to provide hybrid cloud services and IT design, engineering, and operations and sustainment services.
•$280 for two awards from the New York State Department of Health to operate and modernize the state’s health insurance exchange and to support and enhance the state’s Medicaid Management Information System. These contracts including options have a maximum potential value of $480.
•$235 from the Centers for Medicare and Medicaid Services (CMS) to provide cloud services and software tools and to support the Benefits Coordination & Recovery Center. The contracts including options have a maximum potential value of $470.
•$115 from the Department of Veteran Affairs (VA) under the Veterans Intake, Conversion and Communications Services (VICCS) program to digitally convert historical veteran records and automate data extraction of existing records. The contract including options has a maximum potential value of $345.

The following represents the Technologies segment’s total estimated contract value by customer on December 31, 2024:

Commercial and non-U.S. government
4%
Intelligence
20%
Defense
53%
Federal civilian and state agencies
23%

LIQUIDITY AND CAPITAL RESOURCES
We place a strong emphasis on cash flow generation, which is underpinned by an operating discipline focused on cost control and working capital management. This emphasis gives us the flexibility for prudent capital deployment, while allowing us to maintain an appropriate debt level, and preserves a strong balance sheet for future opportunities.
We evaluate a variety of capital deployment options based on current market conditions and our long-term outlook, and we believe agility is a key component of our capital deployment strategy as market conditions change over time. Our capital deployment priorities include investments in our business infrastructure, products and services to drive long-term growth, a predictable dividend, strategic acquisitions and opportunistic share repurchases.
We believe cash generated by operating activities, supplemented by commercial paper issuances, is sufficient to satisfy our short- and long-term liquidity needs. An additional potential source of capital is the issuance of long-term debt in capital market transactions.

We ended 2024 with a cash and equivalents balance of $1.7 billion compared with $1.9 billion at the end of 2023. The following is a discussion of our major operating, investing and financing activities in 2024 and 2023, as classified on the Consolidated Statement of Cash Flows in Item 8:

Year Ended December 31	2024	2023
Net cash provided by operating activities	$4,112	$4,710
Net cash used by investing activities	(953)	(941)
Net cash used by financing activities	(3,369)	(3,094)

OPERATING ACTIVITIES
Cash provided by operating activities was $4.1 billion in 2024 compared with $4.7 billion in 2023. The primary driver of cash flows in both years was net earnings. Cash flows in 2024 were affected negatively by growth in operating working capital, particularly driven by the ramp-up in production of new Gulfstream aircraft models, offset partially by an increase in customer deposits driven by Gulfstream aircraft orders in our Aerospace segment. Cash flows in 2023 were affected positively by a decrease in unbilled receivables due to the receipt of progress payments on large international vehicle contracts in our Combat Systems segment and an increase in customer deposits driven by Gulfstream aircraft orders, offset partially by an increase in inventory due primarily to the ramp-up in production of new Gulfstream aircraft models.

INVESTING ACTIVITIES
Cash used by investing activities was $953 in 2024 and $941 in 2023. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales.
Capital Expenditures. The primary use of cash for investing activities in both years was capital expenditures. Capital expenditures were $916 in 2024 and $904 in 2023. Capital expenditures include equipment and facility enhancements to support new and existing programs across our businesses.

FINANCING ACTIVITIES
Cash used by financing activities was $3.4 billion in 2024 and $3.1 billion in 2023. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
Dividends. On March 6, 2024, our board of directors (Board) declared an increased quarterly dividend of $1.42 per share, the 27th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.32 per share in March 2023. Cash dividends paid were $1.5 billion in 2024 and $1.4 billion in 2023.
Share Repurchases. Our Board from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On December 4, 2024, the Board authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. We paid $1.5 billion and $434 in 2024 and 2023, respectively, to repurchase our outstanding shares. On December 31, 2024, 9.2 million shares remained authorized by our Board for repurchase, representing 3.4% of our total shares outstanding.
Debt Issuances and Repayments. In November 2024, we repaid fixed-rate notes of $500, and in May and August 2023, we repaid fixed-rate notes of $750 and $500, respectively, all at their respective scheduled maturities using cash on hand. Fixed-rate notes of $750 mature in both April and May 2025. We currently plan to repay these notes at maturity using cash on hand, potentially supplemented by commercial paper or other borrowings. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note K to the Consolidated Financial Statements in Item 8.
On December 31, 2024, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Year Ended December 31	2024	2023	2022
Net cash provided by operating activities	$4,112	$4,710	$4,579
Capital expenditures	(916)	(904)	(1,114)
Free cash flow	$3,196	$3,806	$3,465
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	109%	142%	135%
Free cash flow	85%	115%	102%
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
ROIC is calculated as follows:

Year Ended December 31	2024	2023	2022
Net earnings	$3,782	$3,315	$3,390
After-tax interest expense	310	315	309
After-tax amortization expense	191	201	235
Net operating profit after taxes	$4,283	$3,831	$3,934
Average invested capital	$32,451	$31,258	$31,260
Return on invested capital	13.2%	12.3%	12.6%

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
The majority of our revenue is derived from long-term contracts and programs that can span several years. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. We estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. For discussion of our contract estimates, the assumptions used, and the impact of changes in estimates, see Note B to the Consolidated Financial Statements in Item 8.
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
In the fourth quarter of 2024, we completed qualitative assessments for each of our reporting units. Our Aerospace, Marine Systems and Combat Systems reporting units’ estimated fair values significantly exceeded their respective carrying values based on our most recent quantitative assessments, which were performed in the fourth quarter of 2018. Our Technologies reporting unit’s estimated fair value exceeded its carrying value by approximately 25% at the time of our last quantitative assessment in the fourth quarter of 2022. Our qualitative assessments this year did not present indicators of impairment.
Commitments and Contingencies. We are subject to litigation and other legal proceedings arising either from the normal course of business or under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires the use of judgment. We record a liability associated with claims or pending or threatened litigation when it is probable a loss has been incurred and the amount is reasonably estimable. The ultimate resolution of our exposure related to these matters may change as further facts and circumstances become known.
Retirement Plans. Our pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates, which are based on our best judgment, including consideration of current and future market conditions. For a discussion of our assumptions and any changes to these assumptions, as well as the impact of these changes, which is reported as an actuarial gain or loss in the reconciliation of the change in the benefit obligation, see Note S to the Consolidated Financial Statements in Item 8. The key assumption is the interest rates used to discount estimated future pension benefits. We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The effect of a 25-basis-point increase or decrease in the discount rate assumption on the December 31, 2024, pension benefit obligation is ($261) or $272, respectively.

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
STATEMENT OF EARNINGS INFORMATION

Year Ended December 31	2024
Revenue	$18,701
Operating costs and expenses, excluding G&A	(16,638)
Net earnings	785

BALANCE SHEET INFORMATION

	December 31, 2024	December 31, 2023
Cash and equivalents	$474	$986
Other current assets	5,187	5,012
Noncurrent assets	4,841	4,506
Total assets	$10,502	$10,504

Short-term debt and current portion of long-term debt	$1,500	$503
Other current liabilities	3,016	2,890
Long-term debt	7,210	8,700
Other noncurrent liabilities	3,170	3,281
Total liabilities	$14,896	$15,374
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
Foreign Currency Risk. Our exchange-rate sensitivity relates primarily to changes in the Canadian dollar, euro and Swiss franc exchange rates. We had notional forward exchange contracts outstanding of $6.2 billion and $5.7 billion on December 31, 2024 and 2023, respectively. A 10% unfavorable rate movement in our portfolio of forward exchange contracts would have resulted in the following hypothetical, incremental pretax losses:

(Dollars in millions)	2024	2023
Recognized	$(36)	$(107)
Unrecognized	(180)	(74)
These losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Risk. On December 31, 2024, we had $8.8 billion principal amount of fixed-rate debt. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10% unfavorable interest rate movement would not have a material impact on the fair value of our fixed-rate debt.
Commodity Price and Investment Risk. See Note Q to the Consolidated Financial Statements in Item 8 for a discussion of commodity price and investment risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2024	2023	2022
Revenue:
Products	$28,635	$24,595	$23,022
Services	19,081	17,677	16,385
	47,716	42,272	39,407
Operating costs and expenses:
Products	(24,332)	(20,591)	(18,981)
Services	(16,020)	(15,009)	(13,804)
General and administrative (G&A)	(2,568)	(2,427)	(2,411)
	(42,920)	(38,027)	(35,196)
Operating earnings	4,796	4,245	4,211
Other, net	68	82	189
Interest, net	(324)	(343)	(364)
Earnings before income tax	4,540	3,984	4,036
Provision for income tax, net	(758)	(669)	(646)
Net earnings	$3,782	$3,315	$3,390

Earnings per share
Basic	$13.81	$12.14	$12.31
Diluted	$13.63	$12.02	$12.19
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Dollars in millions)	2024	2023	2022
Net earnings	$3,782	$3,315	$3,390
Changes in unrealized cash flow hedges	(117)	10	(190)
Foreign currency translation adjustments	(438)	413	(278)
Changes in retirement plans’ funded status	208	722	241
Other comprehensive (loss) income, pretax	(347)	1,145	(227)
Provision for income tax, net	(12)	(152)	(5)
Other comprehensive (loss) income, net of tax	(359)	993	(232)
Comprehensive income	$3,423	$4,308	$3,158
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in millions)	2024	2023

ASSETS
Current assets:
Cash and equivalents	$1,697	$1,913
Accounts receivable	2,977	3,004
Unbilled receivables	8,248	7,997
Inventories	9,724	8,578
Other current assets	1,740	2,123
Total current assets	24,386	23,615
Noncurrent assets:
Property, plant and equipment, net	6,467	6,198
Intangible assets, net	1,520	1,656
Goodwill	20,556	20,586
Other assets	2,951	2,755
Total noncurrent assets	31,494	31,195
Total assets	$55,880	$54,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,502	$507
Accounts payable	3,344	3,095
Customer advances and deposits	9,491	9,564
Other current liabilities	3,487	3,266
Total current liabilities	17,824	16,432
Noncurrent liabilities:
Long-term debt	7,260	8,754
Other liabilities	8,733	8,325
Commitments and contingencies (see Note M)
Total noncurrent liabilities	15,993	17,079
Shareholders’ equity:
Common stock	482	482
Surplus	4,062	3,760
Retained earnings	41,487	39,270
Treasury stock	(22,450)	(21,054)
Accumulated other comprehensive loss	(1,518)	(1,159)
Total shareholders’ equity	22,063	21,299
Total liabilities and shareholders’ equity	$55,880	$54,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2024	2023	2022
Cash flows from operating activities – continuing operations:
Net earnings	$3,782	$3,315	$3,390
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	644	608	586
Amortization of intangible and finance lease right-of-use assets	242	255	298
Equity-based compensation expense	183	181	165
Deferred income tax benefit	(86)	(177)	(178)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	16	38	46
Unbilled receivables	(261)	913	(256)
Inventories	(1,195)	(2,219)	(980)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	247	(303)	224
Customer advances and deposits	343	2,415	2,082
Income taxes payable	266	(209)	(436)
Other, net	(69)	(107)	(362)
Net cash provided by operating activities	4,112	4,710	4,579
Cash flows from investing activities:
Capital expenditures	(916)	(904)	(1,114)
Other, net	(37)	(37)	(375)
Net cash used by investing activities	(953)	(941)	(1,489)
Cash flows from financing activities:
Dividends paid	(1,529)	(1,428)	(1,369)
Purchases of common stock	(1,501)	(434)	(1,229)
Repayment of fixed-rate notes	(500)	(1,250)	(1,000)
Other, net	161	18	127
Net cash used by financing activities	(3,369)	(3,094)	(3,471)
Net cash (used) provided by discontinued operations	(6)	(4)	20
Net (decrease) increase in cash and equivalents	(216)	671	(361)
Cash and equivalents at beginning of year	1,913	1,242	1,603
Cash and equivalents at end of year	$1,697	$1,913	$1,242
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2021	$482	$3,278	$35,420	$(19,619)	$(1,920)	$17,641
Net earnings	—	—	3,390	—	—	3,390
Cash dividends declared	—	—	(1,391)	—	—	(1,391)
Equity-based awards	—	278	—	105	—	383
Shares purchased	—	—	—	(1,207)	—	(1,207)
Other comprehensive loss	—	—	—	—	(232)	(232)
Other	—	—	(16)	—	—	(16)
December 31, 2022	482	3,556	37,403	(20,721)	(2,152)	18,568
Net earnings	—	—	3,315	—	—	3,315
Cash dividends declared	—	—	(1,448)	—	—	(1,448)
Equity-based awards	—	204	—	101	—	305
Shares purchased	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	993	993
December 31, 2023	482	3,760	39,270	(21,054)	(1,159)	21,299
Net earnings	—	—	3,782	—	—	3,782
Cash dividends declared	—	—	(1,565)	—	—	(1,565)
Equity-based awards	—	302	—	113	—	415
Shares purchased	—	—	—	(1,509)	—	(1,509)
Other comprehensive loss	—	—	—	—	(359)	(359)
December 31, 2024	$482	$4,062	$41,487	$(22,450)	$(1,518)	$22,063
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
Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including Aerospace product-development costs, were $565 in 2024, $510 in 2023 and $480 in 2022. R&D expenses are included in operating costs and expenses in the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contracts.
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
Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2024	2023	2022
Interest expense	$393	$399	$391
Interest income	(69)	(56)	(27)
Interest expense, net	$324	$343	$364

See Note K for information regarding our debt obligations, including interest rates.
Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. Our cash balances are invested primarily in time deposits rated A-/A3 or higher. Our investments in other securities are included in other current and noncurrent assets on the Consolidated Balance Sheet. We report our equity securities at fair value with subsequent changes in fair value recognized in net earnings. We report our available-for-sale debt securities at fair value with unrealized gains and losses recognized as a component of other comprehensive (loss) income in the Consolidated Statement of Comprehensive Income. We had no material trading or held-to-maturity debt securities on December 31, 2024 or 2023. See Note P for additional information regarding our investments in debt and equity securities.
Acquisitions. In the last three years, we acquired a business in our Aerospace segment, a business in our Combat Systems segment and two businesses in our Technologies segment. The operating results of these acquisitions have been included in our reported results since their respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
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
In the fourth quarter of 2024, we completed qualitative assessments for each of our reporting units. Our Aerospace, Marine Systems and Combat Systems reporting units’ estimated fair values significantly exceeded their respective carrying values based on our most recent quantitative assessments, which were performed in the fourth quarter of 2018. Our Technologies reporting unit’s estimated fair value exceeded its carrying value by approximately 25% at the time of our last quantitative assessment in the fourth quarter of 2022. Our qualitative assessments this year did not present indicators of impairment.
For a summary of our goodwill by reporting unit, see Note H.

Recent Accounting Pronouncements. In 2024, we adopted Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, using the retrospective method of adoption. The ASU adds disclosure requirements for segment expense information.
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures, effective for annual periods beginning after December 15, 2024. The ASU requires disclosure of disaggregated income tax information, including the effective tax rate reconciliation and income taxes paid. In November 2024, the FASB issued ASU 2024-03, Disaggregation - Income Statement Expenses. The ASU requires disclosure of certain disaggregated costs and expenses on an annual and interim basis in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, using the prospective or retrospective methods of adoption, with early adoption permitted. Although we have not determined the method or period of adoption, we expect to disclose additional information as required by the standard. There are other ASUs that have been issued by the FASB but are not yet effective. We do not expect that the adoption of these standards will have a material impact on our results of operations, financial condition or cash flows.

B. REVENUE
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue. A contract’s transaction price is allocated to each distinct performance obligation within that contract and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product life cycle (development, production, maintenance and support). For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. We classify revenue as products or services based on the predominant attributes of the associated performance obligation.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in customer specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 76% of our revenue in 2024, 79% in 2023 and 77% in 2022. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.

Revenue from goods and services transferred to customers at a point in time accounted for 24% of our revenue in 2024, 21% in 2023 and 23% in 2022. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On December 31, 2024, we had $90.6 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 45% of our remaining performance obligations as revenue in 2025, an additional 40% by the end of 2027 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Year Ended December 31	2024	2023	2022
Revenue	$176	$191	$343
Operating earnings	56	112	370
Diluted earnings per share	$0.16	$0.32	$1.05
While no adjustment on any one contract was material to the Consolidated Financial Statements in 2024, 2023 or 2022, our Marine Systems segment’s 2024 results were affected negatively by supplier quality issues and late supply chain deliveries causing cost growth and schedule delays on the Virginia-class submarine Block IV contract.
We have large, long-term contracts with the U.S. Navy for Virginia-class submarines and an international customer for tracked vehicles in which our estimates for contract revenue include variable consideration. For both contracts, it is reasonably possible that the actual amount of variable consideration realized could be less than our estimate, which could have a material unfavorable impact on our results of operations.
In addition, during 2024 the Navy was informed of deficiencies in welding procedures conducted by our teammate and subcontractor on our Virginia-class and Columbia-class submarine programs. It is reasonably possible that addressing these deficiencies could potentially impose costs or schedule delays not accounted for in our estimates related to our long-term contracts with the Navy for the construction of submarines.
Revenue by Category. Our portfolio of products and services consists of more than 9,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

Year Ended December 31	2024	2023	2022
Aircraft manufacturing	$7,811	$5,710	$5,876
Aircraft services	3,438	2,911	2,691
Total Aerospace	11,249	8,621	8,567
Nuclear-powered submarines	10,392	8,631	7,310
Surface ships	2,819	2,698	2,561
Repair and other services	1,132	1,132	1,169
Total Marine Systems	14,343	12,461	11,040
Military vehicles	5,101	5,036	4,581
Weapons systems, armament and munitions	2,932	2,442	2,024
Engineering and other services	964	790	703
Total Combat Systems	8,997	8,268	7,308
Information technology (IT) services	8,761	8,459	8,195
C5ISR* solutions	4,366	4,463	4,297
Total Technologies	13,127	12,922	12,492
Total revenue	$47,716	$42,272	$39,407
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Year Ended December 31, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$10,250	$6,800	$7,973	$5,376	$30,399
Cost-reimbursement	—	7,542	951	5,749	14,242
Time-and-materials	999	1	73	2,002	3,075
Total revenue	$11,249	$14,343	$8,997	$13,127	$47,716
Year Ended December 31, 2023
Fixed-price	$7,645	$6,202	$7,321	$5,646	$26,814
Cost-reimbursement	—	6,258	880	5,457	12,595
Time-and-materials	976	1	67	1,819	2,863
Total revenue	$8,621	$12,461	$8,268	$12,922	$42,272
Year Ended December 31, 2022
Fixed-price	$7,626	$6,509	$6,434	$5,402	$25,971
Cost-reimbursement	—	4,529	813	5,190	10,532
Time-and-materials	941	2	61	1,900	2,904
Total revenue	$8,567	$11,040	$7,308	$12,492	$39,407
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

Revenue by customer was as follows:

Year Ended December 31, 2024	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$253	$14,204	$5,102	$7,632	$27,191
Non-DoD	—	2	8	4,800	4,810
Foreign military sales (FMS)	43	132	857	31	1,063
Total U.S. government	296	14,338	5,967	12,463	33,064
U.S. commercial	6,237	2	258	198	6,695
Non-U.S. government	1,447	3	2,599	422	4,471
Non-U.S. commercial	3,269	—	173	44	3,486
Total revenue	$11,249	$14,343	$8,997	$13,127	$47,716
Year Ended December 31, 2023
U.S. government:
DoD	$303	$12,325	$4,580	$7,512	$24,720
Non-DoD	—	3	10	4,698	4,711
FMS	69	129	651	47	896
Total U.S. government	372	12,457	5,241	12,257	30,327
U.S. commercial	5,398	2	233	200	5,833
Non-U.S. government	493	2	2,692	388	3,575
Non-U.S. commercial	2,358	—	102	77	2,537
Total revenue	$8,621	$12,461	$8,268	$12,922	$42,272
Year Ended December 31, 2022
U.S. government:
DoD	$313	$10,874	$4,082	$6,981	$22,250
Non-DoD	—	2	9	4,797	4,808
FMS	120	158	325	30	633
Total U.S. government	433	11,034	4,416	11,808	27,691
U.S. commercial	5,236	3	237	233	5,709
Non-U.S. government	587	3	2,563	404	3,557
Non-U.S. commercial	2,311	—	92	47	2,450
Total revenue	$8,567	$11,040	$7,308	$12,492	$39,407
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the year ended December 31, 2024, were not materially impacted by any other factors.
Revenue recognized in 2024, 2023 and 2022 that was included in the contract liability balance at the beginning of each year was $5.8 billion, $4.2 billion and $4 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2024	2023	2022
Basic weighted average shares outstanding	273,858	273,143	275,311
Dilutive effect of stock options and restricted stock/RSUs*	3,627	2,582	2,858
Diluted weighted average shares outstanding	277,485	275,725	278,169
*Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the year and, therefore, the effect of including these options would be antidilutive. These options totaled 1,033 in 2024, 2,961 in 2023 and 1,466 in 2022.

D. INCOME TAXES
Income Tax Provision. We calculate our provision for federal, state and foreign income taxes based on current tax law. The following is a summary of our net provision for income taxes for continuing operations:

Year Ended December 31	2024	2023	2022
Current:
U.S. federal	$622	$619	$649
State	32	27	52
Foreign	190	200	123
Total current	844	846	824
Deferred:
U.S. federal	(90)	(131)	(196)
State	(4)	7	(11)
Foreign	8	(53)	29
Total deferred	(86)	(177)	(178)
Provision for income taxes, net	$758	$669	$646
Net income tax payments	$560	$1,100	$1,245

The reported tax provision differs from the amounts paid because some income and expense items are recognized in different time periods for financial reporting than for income tax purposes. This includes the impact of the requirement, effective January 1, 2022, to capitalize and amortize over five years certain R&D expenditures that were previously deductible immediately for tax purposes, which contributed to increased net income tax payments.
State and local income taxes allocable to U.S. government contracts are included in operating costs and expenses in the Consolidated Statement of Earnings and, therefore, are not included in the provision above.
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Domestic tax credits	(3.3)	(3.3)	(1.5)
Equity-based compensation	(1.0)	(0.4)	(0.8)
Foreign-derived intangible income	(1.7)	(1.6)	(1.6)
State tax on commercial operations, net of federal benefits	0.5	0.7	0.8
Global impact of international operations	1.0	0.5	0.1
Tax impact of restructuring	—	—	(1.9)
Other, net	0.2	(0.1)	(0.1)
Effective income tax rate	16.7%	16.8%	16.0%
Net Deferred Tax Liability. The tax effects of temporary differences between reported earnings and taxable income consisted of the following:

December 31	2024	2023
Research and development expenditures	$968	$670
Lease liabilities	441	414
Retirement benefits	251	311
Salaries and wages	223	215
Tax loss and credit carryforwards	185	267
Workers’ compensation	153	148
Other	383	373
Deferred assets	2,604	2,398
Valuation allowances	(169)	(241)
Net deferred assets	$2,435	$2,157

Intangible assets	$(1,063)	$(1,057)
Contract accounting methods	(682)	(528)
Property, plant and equipment	(447)	(422)
Lease right-of-use assets	(425)	(395)
Capital Construction Fund qualified ships	(57)	(57)
Other	(315)	(325)
Deferred liabilities	$(2,989)	$(2,784)
Net deferred tax liability	$(554)	$(627)

Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

December 31	2024	2023
Deferred tax asset	$19	$28
Deferred tax liability	(573)	(655)
Net deferred tax liability	$(554)	$(627)
We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to the valuation allowances recognized.
Our deferred tax balance associated with our retirement benefits includes a deferred tax asset of $446 on December 31, 2024, and $488 on December 31, 2023, related to the amounts recorded in accumulated other comprehensive loss (AOCL) to recognize the funded status of our retirement plans. For a reconciliation of the increase in funded status of our defined benefit plans in 2024, see Note S.
One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF), a program established by the U.S. government and administered by the Maritime Administration that supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. The program allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the proceeds are deposited in the fund and withdrawals are used for qualified activities. We had U.S. government accounts receivable pledged (and thereby deposited) to the CCF of $333 and $315 on December 31, 2024 and 2023, respectively.
On December 31, 2024, we had net operating loss carryforwards of $630, substantially all of which are associated with jurisdictions that have an indefinite carryforward period.
Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time review of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2022. For the tax year ending December 31, 2023, the IRS placed us in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant the continual use of IRS examination resources. For the tax year ending December 31, 2024, the IRS placed us into a CAP phase in which they will consider certain tax return information early in 2025 in the interest of expediting their risk assessment and review of our 2024 tax return.
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on December 31, 2024, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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

E. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Accounts receivable consisted of the following:

December 31	2024	2023
Non-U.S. government	$1,299	$1,389
U.S. government	1,239	1,126
Commercial	439	489
Total accounts receivable	$2,977	$3,004
Receivables from non-U.S. government customers included amounts related to long-term production programs for the Spanish Ministry of Defence of $1 billion and $1.1 billion on December 31, 2024 and 2023, respectively. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheet in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence. The net amounts for these programs on December 31, 2024 and 2023, were advance payments of $67 and $271, respectively. With respect to our other receivables, we expect to collect substantially all of the year-end 2024 balance during 2025.

F. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

December 31	2024	2023
Unbilled revenue	$40,634	$40,552
Advances and progress billings	(32,386)	(32,555)
Net unbilled receivables	$8,248	$7,997
On December 31, 2024 and 2023, net unbilled receivables included $1.2 billion associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, experienced an unbilled receivable build-up in 2021 and 2022. The customer resumed payments on the contract in the first quarter of 2023. Other than the balance related to the tracked vehicle contract, we expect to bill substantially all of the remaining year-end 2024 net unbilled receivables balance during 2025, and the amount not expected to be billed in 2025 results primarily from the agreed-upon contractual billing terms.

G&A costs in unbilled revenue on December 31, 2024 and 2023, were $444 and $483, respectively.

G. INVENTORIES
The majority of our inventories are for business jet aircraft. Our inventories are stated at the lower of cost or net realizable value. Work in process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process, and is based primarily on the estimated average unit cost in a production lot. Substantially all of our raw materials are valued on either the average cost or the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value.
Inventories consisted of the following:

December 31	2024	2023
Work in process	$6,279	$5,655
Raw materials	3,396	2,886
Finished goods	26	22
Pre-owned aircraft	23	15
Total inventories	$9,724	$8,578
The increase in total inventories during 2024 was due primarily to the ramp-up in production of new Gulfstream aircraft models, including the G700 that began deliveries in the second quarter of 2024. Customer deposits associated with firm orders for these aircraft, which are reported in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet, also increased.

H. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2022 (a)	$3,019	$297	$2,766	$14,252	$20,334
Acquisitions (b)	—	—	—	16	16
Other (c)	180	—	46	10	236
December 31, 2023 (a)	3,199	297	2,812	14,278	20,586
Acquisitions (b)	9	—	39	158	206
Other (c)	(123)	—	(93)	(20)	(236)
December 31, 2024 (a)	$3,085	$297	$2,758	$14,416	$20,556
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.

Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
December 31	2024			2023
Contract and program intangible assets (b)	$3,278	$(1,989)	$1,289	$3,256	$(1,868)	$1,388
Trade names and trademarks	511	(289)	222	542	(288)	254
Technology and software	61	(52)	9	65	(51)	14
Other intangible assets	60	(60)	—	64	(64)	—
Total intangible assets	$3,910	$(2,390)	$1,520	$3,927	$(2,271)	$1,656
(a)Changes in gross carrying amounts consisted primarily of adjustments for foreign currency translation, acquired and divested intangible assets and write-offs of fully amortized intangible assets.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
We did not recognize any impairments of our intangible assets in 2024, 2023 or 2022. The amortization lives (in years) of our intangible assets on December 31, 2024, were as follows:

Intangible Asset	Range of Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	7-15
Other intangible assets	7
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $180 in 2024, $194 in 2023 and $202 in 2022. We expect to record annual amortization expense over the next five years as follows:

Year Ended December 31	Amortization Expense
2025	$178
2026	174
2027	167
2028	142
2029	125

I. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E by major asset class consisted of the following:

December 31	2024	2023
Machinery and equipment	$7,067	$6,806
Buildings and improvements	4,886	4,654
Construction in process	1,173	1,086
Land and improvements	438	454
Total PP&E	13,564	13,000
Accumulated depreciation	(7,097)	(6,802)
PP&E, net	$6,467	$6,198
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
Our leases are for office space, manufacturing facilities, and machinery and equipment. Real estate represents more than 75% of our lease obligations.

The components of lease costs were as follows:

Year Ended December 31	2024	2023	2022
Finance lease cost:
Amortization of ROU assets	$62	$61	$96
Interest on lease liabilities	21	14	14
Operating lease cost	317	320	308
Short-term lease cost	74	76	68
Variable lease cost	39	34	23
Sublease income	(16)	(17)	(17)
Total lease costs, net	$497	$488	$492
Additional information related to leases was as follows:

Year Ended December 31	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$319	$322	$307
Operating cash flows from finance leases	20	13	13
Financing cash flows from finance leases	64	55	80
ROU assets obtained in exchange for lease liabilities:
Operating leases	292	279	297
Finance leases	155	240	4
Additional quantitative lease information was as follows:

December 31	2024	2023
Weighted-average remaining lease term:
Operating leases	10.8 years	11.8 years
Finance leases	14.4 years	14.3 years
Weighted-average discount rate:
Operating leases	4%	4%
Finance leases	4%	4%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2024:

Year Ended December 31	Operating Leases	Finance Leases
2025	$295	$87
2026	249	62
2027	213	55
2028	160	49
2029	123	46
Thereafter	665	401
Total future lease payments	1,705	700
Less imputed interest	319	172
Present value of future lease payments	1,386	528
Less current portion of lease liabilities	253	66
Long-term lease liabilities	$1,133	$462
ROU assets	$1,295	$501
On December 31, 2023, operating and finance lease liabilities and the related ROU assets were as follows:

	Operating Leases	Finance Leases
Current portion of lease liabilities	$260	$65
Long-term lease liabilities	1,115	382
ROU assets	1,280	407
Lease liabilities are included on the Consolidated Balance Sheet in current and noncurrent other liabilities, while ROU assets are included in noncurrent other assets.
On December 31, 2024, we had additional future payments on leases that had not yet commenced of $201. These leases will commence in 2025 and 2026, and have lease terms ranging from one to 20 years.

K. DEBT
Debt consisted of the following:

December 31		2024	2023
Fixed-rate notes due:	Interest rate:
November 2024	2.375%	$—	$500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	76	90
Total debt principal		8,826	9,340
Less unamortized debt issuance costs and discounts		64	79
Total debt		8,762	9,261
Less current portion		1,502	507
Long-term debt		$7,260	$8,754
In November 2024, we repaid fixed-rate notes of $500 at the scheduled maturity using cash on hand. Interest payments associated with our debt were $385 in 2024, $378 in 2023 and $383 in 2022.
The aggregate amounts of scheduled principal maturities of our debt are as follows:

Year Ended December 31	Debt Principal
2025	$1,502
2026	1,003
2027	1,253
2028	1,003
2029	3
Thereafter	4,062
Total debt principal	$8,826
On December 31, 2024, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on December 31, 2024.

L. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2024	2023
Salaries and wages	$1,325	$1,191
Dividends payable	390	362
Lease liabilities	319	325
Workers’ compensation	244	237
Other	1,209	1,151
Total other current liabilities	$3,487	$3,266

Customer deposits on commercial contracts	$2,996	$2,576
Retirement benefits	2,024	2,219
Lease liabilities	1,595	1,497
Other	2,118	2,033
Total other liabilities	$8,733	$8,325

M. COMMITMENTS AND CONTINGENCIES
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on December 31, 2024. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of December 31, 2024, the estimated change in fair market values from the date of the commitments was not material.
Labor Agreements. On December 31, 2024, approximately one-fifth of the employees of our subsidiaries were working under collectively bargained terms and conditions, including 61 collective agreements that we have negotiated directly with unions and works councils. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating these labor agreements without any material disruption of operating activities. In 2025, we expect to negotiate the terms of 23 agreements covering approximately 5,400 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
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
The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2024	2023	2022
Beginning balance	$597	$603	$641
Warranty expense	137	90	99
Payments	(106)	(101)	(116)
Adjustments	14	5	(21)
Ending balance	$642	$597	$603

N. SHAREHOLDERS’ EQUITY
Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors (Board).
Shares Issued and Outstanding. On December 31, 2024, we had 481,880,634 shares of common stock issued and 270,340,502 shares of common stock outstanding, including unvested restricted stock of 404,405 shares. On December 31, 2023, we had 481,880,634 shares of common stock issued and 273,599,948 shares of common stock outstanding. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2024 and 2023 resulted from shares repurchased in the open market and share activity under our equity compensation plans. See Note R for additional details.
Share Repurchases. On December 4, 2024, the Board authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In 2024, we repurchased 5.4 million of our outstanding shares for $1.5 billion. On December 31, 2024, 9.2 million shares remained authorized by our Board for repurchase, representing 3.4% of our total shares outstanding. We repurchased 2 million shares for $434 in 2023 and 5.3 million shares for $1.2 billion in 2022.
Dividends per Share. Our Board declared dividends per share of $5.68 in 2024, $5.28 in 2023 and $5.04 in 2022. We paid cash dividends of $1.5 billion in 2024, and $1.4 billion in 2023 and 2022.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2021	$144	$538	$(2,602)	$(1,920)
Other comprehensive loss, pretax	(190)	(278)	241	(227)
Provision for income tax, net	50	—	(55)	(5)
Other comprehensive loss, net of tax	(140)	(278)	186	(232)
December 31, 2022	4	260	(2,416)	(2,152)
Other comprehensive income, pretax	10	413	722	1,145
Provision for income tax, net	(3)	—	(149)	(152)
Other comprehensive income, net of tax	7	413	573	993
December 31, 2023	11	673	(1,843)	(1,159)
Other comprehensive loss, pretax	(117)	(438)	208	(347)
Provision for income tax, net	30	—	(42)	(12)
Other comprehensive loss, net of tax	(87)	(438)	166	(359)
December 31, 2024	$(76)	$235	$(1,677)	$(1,518)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and included pretax recognized net actuarial losses and amortization of prior service credit. See Note S for these amounts, which are included in our net annual pension and other post-retirement benefit cost (credit).

O. SEGMENT INFORMATION
We have four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We organize our segments in accordance with the nature of products and services offered. Our chief operating decision maker is our Chairman and Chief Executive Officer (CEO).
We measure each segment’s profitability based on operating earnings. Segment operating earnings exclude net interest and other income and expense items. The Chairman and CEO uses segment operating earnings as an input when assessing segment performance and when making decisions to allocate financial resources between segments. The Chairman and CEO uses operating earnings in assessing segment performance by comparing operating earnings to prior period results and plan-to-actual variances. The Chairman and CEO also uses forecasted expense information for each segment to manage operations.

Summary financial information for each of our segments follows:

	Revenue (a)			Other Segment Items (b)			Operating Earnings
Year Ended December 31	2024	2023	2022	2024	2023	2022	2024	2023	2022
Aerospace	$11,249	$8,621	$8,567	$(9,785)	$(7,439)	$(7,437)	$1,464	$1,182	$1,130
Marine Systems	14,343	12,461	11,040	(13,408)	(11,587)	(10,143)	935	874	897
Combat Systems	8,997	8,268	7,308	(7,721)	(7,121)	(6,233)	1,276	1,147	1,075
Technologies	13,127	12,922	12,492	(11,867)	(11,720)	(11,265)	1,260	1,202	1,227
Corporate (c)	—	—	—	—	—	—	(139)	(160)	(118)
Total	$47,716	$42,272	$39,407	$(42,781)	$(37,867)	$(35,078)	$4,796	$4,245	$4,211
(a)See Note B for additional revenue information by segment.
(b)Other segment items consist of material and labor costs, depreciation and amortization, and other overhead and general and administrative expenses.
(c)Corporate operating costs consisted primarily of equity-based compensation expense.
The following is additional summary financial information for each of our segments:

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization*
Year Ended December 31	2024	2023	2022	2024	2023	2022	2024	2023	2022
Aerospace	$16,192	$15,099	$12,676	$235	$200	$214	$220	$200	$195
Marine Systems	7,019	6,209	5,864	424	511	530	243	217	191
Combat Systems	10,275	10,479	11,032	135	107	94	117	108	105
Technologies	19,286	19,534	19,700	119	85	175	294	327	383
Corporate	3,108	3,489	2,313	3	1	101	12	11	10
Total	$55,880	$54,810	$51,585	$916	$904	$1,114	$886	$863	$884
*    Depreciation and amortization by reportable segment is included within the other segment items expense caption.
The following table presents our revenue by geographic area based on the location of our customers:

Year Ended December 31	2024	2023	2022
North America:
United States	$39,759	$36,160	$33,400
Other	1,278	961	934
Total North America	41,037	37,121	34,334
Europe	3,161	2,765	2,238
Asia/Pacific	1,546	1,086	1,224
Africa/Middle East	1,680	1,147	1,365
South America	292	153	246
Total revenue	$47,716	$42,272	$39,407
Our revenue from non-U.S. operations was $5 billion in 2024, $4.3 billion in 2023 and $4 billion in 2022, and earnings from continuing operations before income taxes from non-U.S. operations were $732 in 2024, $631 in 2023 and $567 in 2022. The long-lived assets associated with these operations were 3% of our total long-lived assets on December 31, 2024 and 4% of our total long-lived assets on December 31, 2023 and 2022.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2024 or 2023.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2024 and 2023, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	December 31, 2024
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$36	$36	$27	$9	$—
Available-for-sale debt securities	128	128	—	128	—
Commingled equity funds	48	48	48	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	28	—	12
Cash flow hedge assets	52	52	—	52	—
Cash flow hedge liabilities	(140)	(140)	—	(140)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,826)	(8,103)	—	(8,103)	—

	December 31, 2023
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$21	$21	$—	$21	$—
Available-for-sale debt securities	115	115	—	115	—
Commingled equity funds	49	49	49	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	23	—	17
Cash flow hedge assets	109	109	—	109	—
Cash flow hedge liabilities	(61)	(61)	—	(61)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,340)	(8,764)	—	(8,764)	—
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
Foreign Currency Risk. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. To the extent possible, we include in our contracts terms that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The dollar-weighted two-year average maturity of these instruments generally matches the duration of the activities that are at risk.
Commodity Price Risk. We are subject to commodity price risk, primarily on long-term, fixed-price contracts. To the extent possible, we include in our contracts terms that are designed to protect us from these risks. Some of the protective terms included in our contracts are considered derivative financial instruments but are not accounted for separately because they are clearly and closely related to the host contract. We have not entered into any material commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in commodity prices will have a material impact on our results of operations or cash flows.
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2024 and 2023, we held $1.7 billion and $1.9 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On December 31, 2024 and 2023, we held marketable securities in trust of $218 and $191, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note P for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $6.2 billion and $5.7 billion on December 31, 2024 and 2023, respectively. These derivative financial instruments are cash flow hedges and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note P for additional details.
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
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2024 and 2023.
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
Annually, we grant awards of stock options, restricted stock and RSUs to participants in our equity compensation plans in early March. Additionally, we may make limited ad hoc grants on a quarterly basis for new hires or promotions. We issue common stock under our equity compensation plans from treasury stock. On December 31, 2024, in addition to the shares reserved for issuance upon the exercise of outstanding stock options, approximately 15 million shares have been authorized for awards that may be granted in the future.
Equity-based Compensation Expense. Equity-based compensation expense is included in G&A expenses. The following table details the components of equity-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2024	2023	2022
Stock options	$60	$65	$71
Restricted stock/RSUs	85	78	59
Total equity-based compensation expense, net of tax	$145	$143	$130
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
We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, net of estimated forfeitures, except for awards to retirement-eligible participants that are recognized on an accelerated basis. Estimated forfeitures are based on our historical forfeiture experience. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2024	2023	2022
Expected volatility	23.2-23.3%	22.7-22.9%	22.4-23.0%
Weighted average expected volatility	23.3%	22.8%	22.5%
Expected term (in months)	60	60	60
Risk-free interest rate	4.2-4.6%	3.6-4.7%	1.7-4.2%
Expected dividend yield	2.2%	2.3%	2.3%

We determine the above assumptions based on the following:
•Expected volatility is based on the historical volatility of our common stock
•Expected term is based on assumptions used by a set of comparable peer companies
•Risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date
•Expected dividend yield is based on our historical dividend yield
The resulting weighted average fair value per stock option granted (in dollars) was $60.55 in 2024, $47.46 in 2023 and $38.93 in 2022. Stock option expense reduced pretax operating earnings (and on a diluted per-share basis) by $75 ($0.21) in 2024, $82 ($0.24) in 2023 and $91 ($0.26) in 2022. On December 31, 2024, we had $35 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.
A summary of stock option activity during 2024 follows:

In Shares and Dollars	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2023	11,210,483	$191.99
Granted	1,303,870	274.96
Exercised	(2,289,456)	174.98
Forfeited/canceled	(73,975)	247.01
Outstanding on December 31, 2024	10,150,922	$206.08
Vested and expected to vest on December 31, 2024	10,062,557	$205.61
Exercisable on December 31, 2024	6,545,037	$184.41
Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2024, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding	6.1	$597
Vested and expected to vest	6.0	596
Exercisable	4.8	518
In the table above, intrinsic value is calculated as the excess, if any, of the market price of our stock on the last trading day of the year over the exercise price of the options. For stock options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of stock options exercised was $249 in 2024, $75 in 2023 and $205 in 2022.
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
We recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the vesting period of the awards, except for restricted stock awards to retirement-eligible participants that are recognized on an accelerated basis. Compensation expense related to restricted stock and RSUs reduced pretax operating earnings (and on a diluted per-share basis) by $108 ($0.31) in 2024, $99 ($0.28) in 2023 and $74 ($0.21) in 2022. On December 31, 2024, we had $105 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 1.9 years.
A summary of restricted stock and RSU activity during 2024 follows:

In Shares and Dollars	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2023	1,290,902	$215.91
Granted	571,395	271.04
Vested	(538,769)	165.83
Forfeited	(38,792)	246.77
Nonvested at December 31, 2024	1,284,736	$252.27
The total fair value of vesting shares was $148 in 2024, $96 in 2023 and $95 in 2022.

S. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
Substantially all of our plans use a December 31 measurement date, consistent with our fiscal year.
Defined Contribution Plans
We provide eligible employees the opportunity to participate in defined contribution plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Employees may contribute to various investment alternatives. In most of these plans, we match a portion of the employees’ contributions. Our contributions to these plans totaled $517 in 2024, $462 in 2023 and $415 in 2022. On December 31, 2024 and 2023, the defined-contribution plans held approximately 15 million and 16 million shares of our common stock respectively, each representing approximately 6% of our outstanding shares.

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
Contributions. It is our policy to fund our qualified pension plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. We contributed $73 to our qualified pension plans in 2024. In 2025, our required contributions are $241.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our other post-retirement benefit plans. For non-funded plans, claims are paid as received. Contributions to our other post-retirement benefit plans were not material in 2024 and are not expected to be material in 2025.
Benefit Payments. We expect the following benefits to be paid from our defined benefit plans over the next 10 years:

	Pension Benefits	Other Post-Retirement Benefits
2025	$903	$47
2026	900	46
2027	912	44
2028	924	43
2029	922	41
2030-2034	4,545	191

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
Net annual benefit cost (credit) consisted of the following:

	Pension Benefits
Year Ended December 31	2024	2023	2022
Service cost	$73	$66	$102
Interest cost	627	650	400
Expected return on plan assets	(821)	(829)	(907)
Net actuarial loss	189	752	171
Prior service credit	(6)	(13)	(20)
Settlement/curtailment/other	87	3	4
Net annual benefit cost (credit)	$149	$629	$(250)

	Other Post-Retirement Benefits
Year Ended December 31	2024	2023	2022
Service cost	$4	$4	$6
Interest cost	28	30	19
Expected return on plan assets	(33)	(32)	(31)
Net actuarial gain	(31)	(30)	(16)
Prior service cost	2	2	1
Settlement/curtailment/other	(15)	5	(11)
Net annual benefit credit	$(45)	$(21)	$(32)
In October 2024, we purchased an irrevocable group annuity contract (referred to as a buy-out contract) for $673 using retirement plan assets held in trust to transfer the related outstanding qualified pension obligations to two insurance companies. As a result of the transaction, the insurance companies are now required to pay and administer the retirement benefits owed to approximately 16,000 U.S.

retirees and beneficiaries, with no change to the amount, timing or form of the monthly retirement benefit payments. In connection with this transaction, we recognized a non-cash settlement charge of approximately $80 in our qualified U.S. government pension plans related to the GAAP acceleration of deferred actuarial losses included in AOCL for the plans.
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

	Pension Benefits		Other Post-Retirement Benefits
Year Ended December 31	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$(13,736)	$(13,505)	$(598)	$(617)
Service cost	(73)	(66)	(4)	(4)
Interest cost	(627)	(650)	(28)	(30)
Amendments	1	1	—	(5)
Actuarial gain (loss)	643	(377)	32	8
Settlement/curtailment/other	727	(52)	11	(3)
Benefits paid	876	913	49	53
Benefit obligation at end of year	$(12,189)	$(13,736)	$(538)	$(598)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$11,886	$11,435	$649	$626
Actual return on plan assets	128	1,177	28	57
Employer contributions	73	106	—	—
Settlement/curtailment/other	(733)	59	—	—
Benefits paid	(854)	(891)	(32)	(34)
Fair value of assets at end of year	$10,500	$11,886	$645	$649
Funded status at end of year	$(1,689)	$(1,850)	$107	$51
The overall decrease in our pension benefit obligation for the year ended December 31, 2024, was due primarily to the settlement resulting from the buy-out contract, and actuarial gain created by the change in the weighted-average discount rate, which increased from 4.83% at December 31, 2023, to 5.40% at December 31, 2024.
The overall increase in our pension benefit obligation for the year ended December 31, 2023, was due primarily to actuarial loss created by the change in the weighted-average discount rate, which decreased from 5.08% at December 31, 2022, to 4.83% at December 31, 2023.

Amounts recognized on the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2024	2023	2024	2023
Noncurrent assets	$130	$140	$347	$316
Current liabilities	(22)	(23)	(13)	(13)
Noncurrent liabilities	(1,797)	(1,967)	(227)	(252)
Net (liability) asset recognized	$(1,689)	$(1,850)	$107	$51
Amounts deferred in AOCL for our defined benefit plans consisted of the following:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2024	2023	2024	2023
Net actuarial loss (gain)	$2,453	$2,674	$(294)	$(303)
Prior service (credit) cost	(46)	(52)	10	12
Total amount recognized in AOCL, pretax	$2,407	$2,622	$(284)	$(291)
The following is a reconciliation of the change in AOCL for our defined benefit plans:

	Pension Benefits		Other Post-Retirement Benefits
Year Ended December 31	2024	2023	2024	2023
Net actuarial loss (gain)	$50	$29	$(27)	$(33)
Prior service (credit) cost	(1)	(1)	—	5
Amortization of:
Net actuarial (loss) gain from prior years	(189)	(752)	31	30
Prior service credit (cost)	6	13	(2)	(2)
Settlement/curtailment/other	(81)	(10)	5	(1)
Change in AOCL, pretax	$(215)	$(721)	$7	$(1)
A pension plan’s funded status is the difference between the plan’s assets and its projected benefit obligation (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. On December 31, 2024 and 2023, most of our pension plans had a PBO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2024	2023
PBO	$(11,476)	$(13,019)
Fair value of plan assets	9,657	11,029
A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all pension plans was $12.1 billion and $13.6 billion on December 31, 2024 and 2023, respectively. The ABO for all other post-retirement plans was $538 and $598 on December 31, 2024 and 2023, respectively. On December 31, 2024 and 2023, most of our defined benefit plans had an ABO that exceeded the plans’ assets.

Summary information for those plans follows:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2024	2023	2024	2023
ABO	$(11,380)	$(12,900)	$(227)	$(275)
Fair value of plan assets	9,657	11,029	—	22
Assumptions. We calculate the plan assets and liabilities for a given year and the net annual benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.
The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2024	2023
Pension Benefits
Benefit obligation discount rate	5.40%	4.83%
Rate of increase in compensation levels	2.58%	2.60%
Other Post-Retirement Benefits
Benefit obligation discount rate	5.41%	4.89%
Health care cost trend rate:
Trend rate for next year	7.50%	6.25%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2035	2032
The following table summarizes the weighted average assumptions used to determine our net annual benefit cost:

Assumptions for Year Ended December 31	2024	2023	2022
Pension Benefits
Discount rates:
Benefit obligation	4.83%	5.08%	2.84%
Service cost	3.90%	4.50%	2.51%
Interest cost	4.74%	4.98%	2.31%
Expected long-term rate of return on assets	6.35%	6.34%	6.78%
Rate of increase in compensation levels	2.66%	2.60%	2.52%
Other Post-Retirement Benefits
Discount rates:
Benefit obligation	4.89%	5.16%	2.89%
Service cost	4.91%	5.26%	3.32%
Interest cost	4.83%	5.09%	2.33%
Expected long-term rate of return on assets	5.07%	5.04%	5.12%
We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period.
We determine the long-term rates of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation. In 2024, we increased the expected long-term rates of return on assets by 1 basis point for our pension plans and by 3 basis points for our other post-retirement benefit plans, resulting from changes in our asset allocations.
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
Our investment policy endeavors to strike the appropriate balance between asset growth and funded status protection. The objective of the policy is to generate asset returns that will increase the funded status of our plans while systematically reducing cost and deficit risk as funded status of the plans improve. Several of our U.S. pension plans are now utilizing a target asset allocation strategy that will automatically increase investments in liability-hedging assets (primarily commingled fixed-income funds) and decrease investments in return-seeking assets (primarily commingled equity funds) as the plans reach specific funded status targets. At the end of 2024, our target asset allocation ranges for plans that are less than fully funded were 40-70% return-seeking assets and 30-60% liability-hedging assets.
More than 90% of our pension plan assets are held in a single trust for our primary qualified U.S. government and commercial pension plans. On December 31, 2024, the trust was invested largely in commingled funds comprised primarily of equity and fixed-income securities. The trust also invests in other asset classes consistent with our investment policy. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.
We hold assets in VEBA trusts for some of our other post-retirement benefit plans. On December 31, 2024, these trusts were invested largely in fixed-income securities and commingled funds comprised primarily of equity and fixed-income securities. Our asset allocation strategy for the VEBA trusts considers funded status, potential fluctuations in our other post-retirement benefit obligation, the taxable nature of certain VEBA trusts, tax deduction limits on contributions and the regulatory environment.

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
Certain investments valued using NAV as a practical expedient are excluded from the fair value hierarchy but are included in the tables below to permit reconciliation to total plan assets. These investments are redeemable at NAV generally on a monthly or quarterly basis, and most have redemption notice periods of up to 90 days. The unfunded commitments related to these investments were not material on December 31, 2024 or 2023.

The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2024
Cash and equivalents	$177	$16	$161	$—
Commingled funds:
Equity funds	3,597	514	3,083	—
Fixed-income funds	6,048	195	5,853	—
Real estate funds	14	—	—	14
Other investments:
Insurance deposit contracts	183	—	—	183
Retirement annuity contracts	22	—	—	22
Total plan assets in fair value hierarchy	$10,041	$725	$9,097	$219
Plan assets measured using NAV as a practical expedient:
Real estate funds	421
Equity funds	37
Hedge funds	1
Total pension plan assets	$10,500

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2023
Cash and equivalents	$216	$10	$206	$—
Commingled funds:
Equity funds	4,152	446	3,706	—
Fixed-income funds	6,663	226	6,437	—
Real estate funds	13	—	—	13
Other investments:
Insurance deposit contracts	184	—	—	184
Retirement annuity contracts	25	—	—	25
Total plan assets in fair value hierarchy	$11,253	$682	$10,349	$222
Plan assets measured using NAV as a practical expedient:
Real estate funds	581
Hedge funds	42
Equity funds	10
Total pension plan assets	$11,886

The fair value of our other post-retirement benefit plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset Category (a)	December 31, 2024
Cash and equivalents	$7	$—	$7
Commingled funds:
Equity funds	120	74	46
Fixed-income funds	102	11	91
Fixed-income securities	411	—	411
Total plan assets in fair value hierarchy	$640	$85	$555
Plan assets measured using NAV as a practical expedient:
Real estate funds	5
Total other post-retirement benefit plan assets	$645
(a)We had no Level 3 investments on December 31, 2024.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset Category (a)	December 31, 2023
Cash and equivalents	$19	$—	$19
Commingled funds:
Equity funds	118	71	47
Fixed-income funds	94	10	84
Fixed-income securities	411	—	411
Total plan assets in fair value hierarchy	$642	$81	$561
Plan assets measured using NAV as a practical expedient:
Real estate funds	7
Total other post-retirement benefit plan assets	$649
(a)We had no Level 3 investments on December 31, 2023.

Changes in our Level 3 defined benefit plan assets during 2024 and 2023 were as follows:

	Insurance Deposits Contracts	Retirement Annuity Contracts	Real Estate Funds	Total Level 3 Assets
December 31, 2022	$161	$23	$12	$196
Actual return on plan assets:
Unrealized gains (losses), net	23	2	(1)	24
Realized gains, net	—	—	3	3
Purchases, sales and settlements, net	—	—	(1)	(1)
December 31, 2023	184	25	13	222
Actual return on plan assets:
Unrealized (losses) gains, net	(9)	(3)	1	(11)
Purchases, sales and settlements, net	8	—	—	8
December 31, 2024	$183	$22	$14	$219

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
General Dynamics Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheet of General Dynamics Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Discount rates used in pension benefit obligation
As discussed in Note S to the consolidated financial statements, the Company’s pension benefit obligation and the associated plan assets were $12.2 billion and $10.5 billion, respectively, on December 31, 2024. The weighted-average discount rate assumption used in estimating the pension benefit obligation as of December 31, 2024, of 5.40% was based on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The selected discount rates have a significant effect on the measurement of the pension benefit obligation.
We identified the evaluation of the discount rates for certain plans’ pension benefit obligations as a critical audit matter. This is due to the extent of specialized skills required to assess the discount rate assumption used to discount estimated future benefit payments. In addition, certain plans’ pension benefit obligations were sensitive to changes in this assumption.
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
February 7, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on December 31, 2024, our disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting. The KPMG report immediately follows this report.

/s/ Phebe N. Novakovic	/s/ Kimberly A. Kuryea
Phebe N. Novakovic	Kimberly A. Kuryea
Chairman and Chief Executive Officer	Senior Vice President
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
General Dynamics Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited General Dynamics Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 31, 2024 and 2023, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 7, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 7, 2025
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Information About Our Executive Officers in Part I, will be included in the sections titled “Election of the Board of Directors of the Company,” “Governance of the Company – Our Ethos,” “Audit Committee Report” and, if included, “Other Information – Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2025 annual shareholders meeting (the Proxy Statement), or elsewhere in the Proxy Statement, and that information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be set forth herein will be included in the sections titled “Governance of the Company – Director Compensation,” “Compensation Discussion and Analysis,” “Executive

Compensation” and “Compensation Committee Report” in our Proxy Statement, or elsewhere in the Proxy Statement, and that information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be set forth herein will be included in the sections titled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement, and that information is incorporated herein by reference.
The information required to be set forth herein with respect to securities authorized for issuance under our equity compensation plans will be included in the section titled “Equity Compensation Plan Information” in our Proxy Statement, and that information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be set forth herein will be included in the sections titled “Governance of the Company – Related Person Transactions Policy” and “Election of the Board of Directors of the Company – Director Independence” in our Proxy Statement, and that information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor ID: 185.
The information required to be set forth herein will be included in the section entitled “Advisory Vote on the Selection of Independent Auditors – Audit and Non-Audit Fees” in our Proxy Statement, and that information is incorporated herein by reference.

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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the company dated as of May 8, 2023 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2023, filed with the SEC on July 26, 2023)

3.3
Amended and Restated Bylaws of General Dynamics Corporation (as amended effective August 7, 2024) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on August 8, 2024)

4.1
Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 12, 2018)

4.2
Seventh Supplemental Indenture dated as of November 6, 2012, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on November 6, 2012)

4.3
Indenture dated as of March 24, 2015, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the SEC on March 24, 2015)

4.4
First Supplemental Indenture dated as of August 12, 2016, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on August 12, 2016)

4.5
Second Supplemental Indenture dated as of September 14, 2017, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on September 14, 2017)

4.6
Indenture dated as of March 22, 2018, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the SEC on March 22, 2018)

4.7
First Supplemental Indenture dated as of May 11, 2018, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on May 11, 2018)

4.8
Second Supplemental Indenture dated as of March 25, 2020, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 3.250% Notes due 2025, 3.500% Notes due 2027, 3.625% Notes due 2030, 4.250% Notes due 2040 and 4.250% Notes due 2050) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on March 25, 2020)

4.9
Third Supplemental Indenture dated as of May 10, 2021, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 1.150% Notes due 2026, 2.250% Notes due 2031 and 2.850% Notes due 2041) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on May 10, 2021)

4.10
Description of General Dynamics Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023)

10.1*
General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-217656), filed with the SEC on May 4, 2017)

10.2*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants made March 4, 2015, through March 1, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the SEC on April 29, 2015)

10.3*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2016, filed with the SEC on April 27, 2016)

10.4*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the SEC on July 26, 2017)

10.5*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.6*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.7*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.8*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.9*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.10*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.11*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.12*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.13*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.14*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on April 24, 2024)

10.15*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on April 24, 2024)

10.16*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on April 24, 2024)

10.17*
Consulting Agreement between Mark C. Roualet and General Dynamics Corporation, effective as of May 1, 2024 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on July 24, 2024)##

10.18*	Extension to Consulting Agreement between Mark C. Roualet and General Dynamics Corporation, effective as of December 12, 2024**##

10.19*
General Dynamics Corporation Supplemental Savings Plan, amended and restated effective October 1, 2021 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended October 3, 2021, filed with the SEC on October 27, 2021)

10.20*
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

10.22*
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

10.24*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective January 1, 2019 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019)

10.25*
Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective December 20, 2019 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021)

19	General Dynamics Insider Trading Compliance Policies and Procedures**

21	Subsidiaries**

22	Subsidiary Guarantors**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97
General Dynamics Compensation Recoupment Policy, effective December 1, 2023 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 8, 2024)

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
William A. Moss
Vice President and Controller
Dated: February 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 7, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Phebe N. Novakovic	Chairman, Chief Executive Officer and Director
Phebe N. Novakovic	(Principal Executive Officer)

/s/ Kimberly A. Kuryea	Senior Vice President and Chief Financial Officer
Kimberly A. Kuryea	(Principal Financial Officer)

/s/ William A. Moss	Vice President and Controller
William A. Moss	(Principal Accounting Officer)

*
Richard D. Clarke	Director

*
Rudy F. deLeon	Director

*
Cecil D. Haney	Director

*
Charles W. Hooper	Director

*
Mark M. Malcolm	Director

*
James N. Mattis	Director

*
C. Howard Nye	Director

*
Catherine B. Reynolds	Director

*
Laura J. Schumacher	Director

*
Robert K. Steel	Director

*
John G. Stratton	Director

*
Peter A. Wall	Director

*    By Gregory S. Gallopoulos pursuant to a Power of Attorney executed by the directors listed above, which has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ Gregory S. Gallopoulos
Gregory S. Gallopoulos
Senior Vice President, General Counsel and Secretary