Form 10-Q
period 2025-03-30
GENERAL DYNAMICS CORP
filed 2025-04-23
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
268,396,163 shares of the registrant’s common stock, $1 par value per share, were outstanding on March 30, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	March 30, 2025	March 31, 2024
Revenue:
Products	$7,334	$6,134
Services	4,889	4,597
	12,223	10,731
Operating costs and expenses:
Products	(6,141)	(5,189)
Services	(4,189)	(3,879)
General and administrative (G&A)	(625)	(627)
	(10,955)	(9,695)
Operating earnings	1,268	1,036
Other, net	21	14
Interest, net	(89)	(82)
Earnings before income tax	1,200	968
Provision for income tax, net	(206)	(169)
Net earnings	$994	$799

Earnings per share
Basic	$3.69	$2.92
Diluted	$3.66	$2.88
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 30, 2025	March 31, 2024
Net earnings	$994	$799
Changes in unrealized cash flow hedges	46	(42)
Foreign currency translation adjustments	102	(298)
Changes in retirement plans’ funded status	18	40
Other comprehensive income (loss), pretax	166	(300)
(Provision) benefit for income tax, net	(17)	3
Other comprehensive income (loss), net of tax	149	(297)
Comprehensive income	$1,143	$502
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	March 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and equivalents	$1,242	$1,697
Accounts receivable	3,294	2,977
Unbilled receivables	9,139	8,248
Inventories	9,816	9,724
Other current assets	1,626	1,740
Total current assets	25,117	24,386
Noncurrent assets:
Property, plant and equipment, net	6,461	6,467
Intangible assets, net	1,462	1,520
Goodwill	20,623	20,556
Other assets	2,917	2,951
Total noncurrent assets	31,463	31,494
Total assets	$56,580	$55,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,349	$1,502
Accounts payable	3,357	3,344
Customer advances and deposits	9,770	9,491
Other current liabilities	3,284	3,487
Total current liabilities	18,760	17,824
Noncurrent liabilities:
Long-term debt	7,260	7,260
Other liabilities	8,335	8,733
Commitments and contingencies (see Note J)
Total noncurrent liabilities	15,595	15,993
Shareholders’ equity:
Common stock	482	482
Surplus	4,064	4,062
Retained earnings	42,082	41,487
Treasury stock	(23,034)	(22,450)
Accumulated other comprehensive loss	(1,369)	(1,518)
Total shareholders’ equity	22,225	22,063
Total liabilities and shareholders’ equity	$56,580	$55,880
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 30, 2025	March 31, 2024
Cash flows from operating activities – continuing operations:
Net earnings	$994	$799
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	162	152
Amortization of intangible and finance lease right-of-use assets	61	59
Equity-based compensation expense	34	34
Deferred income tax benefit	(59)	(39)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(317)	(115)
Unbilled receivables	(879)	(519)
Inventories	(92)	(1,011)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	13	100
Customer advances and deposits	13	384
Other, net	(78)	(122)
Net cash used by operating activities	(148)	(278)
Cash flows from investing activities:
Capital expenditures	(142)	(159)
Other, net	12	(23)
Net cash used by investing activities	(130)	(182)
Cash flows from financing activities:
Proceeds from commercial paper, net	1,590	—
Repayment of fixed-rate notes	(750)	—
Purchases of common stock	(600)	(105)
Dividends paid	(383)	(361)
Other, net	(32)	50
Net cash used by financing activities	(175)	(416)
Net cash used by discontinued operations	(2)	(1)
Net decrease in cash and equivalents	(455)	(877)
Cash and equivalents at beginning of period	1,697	1,913
Cash and equivalents at end of period	$1,242	$1,036
Supplemental cash flow information:
Income tax payments, net	$(34)	$(33)
Interest payments	$(42)	$(26)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2024	$482	$4,062	$41,487	$(22,450)	$(1,518)	$22,063
Net earnings	—	—	994	—	—	994
Cash dividends declared	—	—	(399)	—	—	(399)
Equity-based awards	—	2	—	21	—	23
Shares purchased	—	—	—	(605)	—	(605)
Other comprehensive income	—	—	—	—	149	149
March 30, 2025	$482	$4,064	$42,082	$(23,034)	$(1,369)	$22,225

December 31, 2023	$482	$3,760	$39,270	$(21,054)	$(1,159)	$21,299
Net earnings	—	—	799	—	—	799
Cash dividends declared	—	—	(391)	—	—	(391)
Equity-based awards	—	60	—	45	—	105
Shares purchased	—	—	—	(105)	—	(105)
Other comprehensive loss	—	—	—	—	(297)	(297)
March 31, 2024	$482	$3,820	$39,678	$(21,114)	$(1,456)	$21,410
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended March 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended March 30, 2025, and March 31, 2024.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	March 30, 2025	December 31, 2024
PP&E	$13,698	$13,564
Accumulated depreciation	(7,237)	(7,097)
PP&E, net	$6,461	$6,467
Recent Accounting Pronouncements. For a discussion of accounting standards that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective, refer to the Recent Accounting Pronouncements section in our Annual Report on Form 10-K for the year ended

December 31, 2024. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 75% and 80% of our revenue for the three-month periods ended March 30, 2025 and March 31, 2024, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 25% and 20% of our revenue for the three-month periods ended March 30, 2025 and March 31, 2024, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On March 30, 2025, we had $88.7 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 65% of our remaining performance obligations as revenue by year-end 2026, an additional 25% by year-end 2028 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	March 30, 2025	March 31, 2024
Revenue	$78	$57
Operating earnings	31	36
Diluted earnings per share	$0.09	$0.10
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended March 30, 2025, or March 31, 2024.
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
Revenue by major products and services was as follows:

Three Months Ended	March 30, 2025	March 31, 2024
Aircraft manufacturing	$2,168	$1,261
Aircraft services	858	823
Total Aerospace	3,026	2,084
Nuclear-powered submarines	2,620	2,406
Surface ships	710	652
Repair and other services	259	273
Total Marine Systems	3,589	3,331
Military vehicles	1,215	1,234
Weapons systems, armament and munitions	701	650
Engineering and other services	260	218
Total Combat Systems	2,176	2,102
Information technology (IT) services	2,364	2,164
C5ISR* solutions	1,068	1,050
Total Technologies	3,432	3,214
Total revenue	$12,223	$10,731
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
Revenue by contract type was as follows:

Three Months Ended March 30, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$2,753	$1,724	$1,848	$1,445	$7,770
Cost-reimbursement	—	1,865	310	1,469	3,644
Time-and-materials	273	—	18	518	809
Total revenue	$3,026	$3,589	$2,176	$3,432	$12,223
Three Months Ended March 31, 2024
Fixed-price	$1,829	$1,571	$1,859	$1,360	$6,619
Cost-reimbursement	—	1,759	230	1,351	3,340
Time-and-materials	255	1	13	503	772
Total revenue	$2,084	$3,331	$2,102	$3,214	$10,731
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
Revenue by customer was as follows:

Three Months Ended March 30, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$65	$3,558	$1,210	$2,012	$6,845
Non-DoD	—	—	2	1,248	1,250
Foreign military sales (FMS)	5	29	218	3	255
Total U.S. government	70	3,587	1,430	3,263	8,350
U.S. commercial	1,224	1	59	46	1,330
Non-U.S. government	171	1	658	115	945
Non-U.S. commercial	1,561	—	29	8	1,598
Total revenue	$3,026	$3,589	$2,176	$3,432	$12,223
Three Months Ended March 31, 2024
U.S. government:
DoD	$51	$3,298	$1,172	$1,829	$6,350
Non-DoD	—	—	1	1,185	1,186
FMS	11	31	258	11	311
Total U.S. government	62	3,329	1,431	3,025	7,847
U.S. commercial	1,218	1	53	44	1,316
Non-U.S. government	214	1	586	127	928
Non-U.S. commercial	590	—	32	18	640
Total revenue	$2,084	$3,331	$2,102	$3,214	$10,731
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended March 30, 2025, were not materially impacted by any other factors.

Revenue recognized for the three-month periods ended March 30, 2025, and March 31, 2024, that was included in the contract liability balance at the beginning of each year was $2.6 billion and $1.7 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	March 30, 2025	March 31, 2024
Basic weighted average shares outstanding	269,038	273,496
Dilutive effect of stock options and restricted stock/RSUs*	2,711	3,508
Diluted weighted average shares outstanding	271,749	277,004
*    Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,667 and 426 for the three-month periods ended March 30, 2025 and March 31, 2024, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	March 30, 2025	December 31, 2024
Deferred tax asset	$17	$19
Deferred tax liability	(530)	(573)
Net deferred tax liability	$(513)	$(554)
Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time review of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2022. For the tax year ending December 31, 2023, the IRS placed us in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant the continual use of IRS examination resources. For the tax years ending December 31, 2024 and 2025, the IRS placed us into a CAP phase in which they will consider certain tax return information in advance to expedite their risk assessment and review of our returns.
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on March 30, 2025, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	March 30, 2025	December 31, 2024
Unbilled revenue	$43,165	$40,634
Advances and progress billings	(34,026)	(32,386)
Net unbilled receivables	$9,139	$8,248
On March 30, 2025, and December 31, 2024, net unbilled receivables included $1.3 billion and $1.2 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. The contract, signed in 2010, experienced an unbilled receivable build-up in 2021 and 2022. The customer resumed payments on the contract in the first quarter of 2023.

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
Inventories consisted of the following:

	March 30, 2025	December 31, 2024
Work in process	$6,235	$6,279
Raw materials	3,548	3,396
Finished goods	33	26
Pre-owned aircraft	—	23
Total inventories	$9,816	$9,724

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2024 (a)	$3,085	$297	$2,758	$14,416	$20,556
Acquisitions (b)	—	—	1	13	14
Other (c)	36	—	13	4	53
March 30, 2025 (a)	$3,121	$297	$2,772	$14,433	$20,623
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	March 30, 2025			December 31, 2024
Contract and program intangible assets (b)	$3,261	$(2,031)	$1,230	$3,278	$(1,989)	$1,289
Trade names and trademarks	520	(298)	222	511	(289)	222
Technology and software	62	(52)	10	61	(52)	9
Other intangible assets	60	(60)	—	60	(60)	—
Total intangible assets	$3,903	$(2,441)	$1,462	$3,910	$(2,390)	$1,520
(a)Changes in gross carrying amounts consisted primarily of adjustments for acquired intangible assets and foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $44 and $45 for the three-month periods ended March 30, 2025, and March 31, 2024, respectively.

H. DEBT
Debt consisted of the following:

		March 30, 2025	December 31, 2024
Fixed-rate notes due:	Interest rate:
April 2025	3.250%	$—	$750
May 2025	3.500%	750	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Commercial paper	4.458%	1,600	—
Other	Various	78	76
Total debt principal		9,678	8,826
Less unamortized debt issuance costs and discounts		69	64
Total debt		9,609	8,762
Less current portion		2,349	1,502
Long-term debt		$7,260	$7,260
On March 30, 2025, we had $1.6 billion of commercial paper outstanding, with a dollar-weighted average interest rate of 4.458%. In late March 2025, we repaid fixed-rate notes of $750 prior to their scheduled maturity on April 1, 2025. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $4 billion facility expiring March 2027 and a $1 billion 364-day facility that we established in early April 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on March 30, 2025.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	March 30, 2025	December 31, 2024

Salaries and wages	$986	$1,325
Dividends payable	404	390
Lease liabilities	318	319
Workers’ compensation	253	244
Other	1,323	1,209
Total other current liabilities	$3,284	$3,487

Customer deposits on commercial contracts	$2,730	$2,996
Retirement benefits	1,957	2,024
Lease liabilities	1,580	1,595
Other	2,068	2,118
Total other liabilities	$8,335	$8,733

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $2.1 billion on March 30, 2025. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of March 30, 2025, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended March 30, 2025, and March 31, 2024, were as follows:

Three Months Ended	March 30, 2025	March 31, 2024
Beginning balance	$642	$597
Warranty expense	35	23
Payments	(27)	(24)
Adjustments	(2)	3
Ending balance	$648	$599

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the three-month period ended March 30, 2025, we repurchased 2.4 million of our outstanding shares for $600. On March 30, 2025, 6.9 million shares remained authorized by our board of directors (Board) for repurchase, representing 2.6% of our total shares outstanding. We repurchased 0.4 million shares for $105 in the three-month period ended March 31, 2024.
Dividends per Share. Our Board declared dividends per share of $1.50 and $1.42 for the three-month periods ended March 30, 2025 and March 31, 2024, respectively. We paid cash dividends of $383 and $361 for the three-month periods ended March 30, 2025 and March 31, 2024, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2024	$(76)	$235	$(1,677)	$(1,518)
Other comprehensive income, pretax	46	102	18	166
Provision for income tax, net	(13)	—	(4)	(17)
Other comprehensive income, net of tax	33	102	14	149
March 30, 2025	$(43)	$337	$(1,663)	$(1,369)

December 31, 2023	$11	$673	$(1,843)	$(1,159)
Other comprehensive loss, pretax	(42)	(298)	40	(300)
Benefit for income tax, net	12	—	(9)	3
Other comprehensive loss, net of tax	(30)	(298)	31	(297)
March 31, 2024	$(19)	$375	$(1,812)	$(1,456)
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
Summary financial information for each of our segments follows:

	Revenue (a)		Other Segment Items (b)		Operating Earnings
Three Months Ended	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Aerospace	$3,026	$2,084	$(2,594)	$(1,829)	$432	$255
Marine Systems	3,589	3,331	(3,339)	(3,099)	250	232
Combat Systems	2,176	2,102	(1,885)	(1,820)	291	282
Technologies	3,432	3,214	(3,104)	(2,919)	328	295
Corporate (c)	—	—	—	—	(33)	(28)
Total	$12,223	$10,731	$(10,922)	$(9,667)	$1,268	$1,036
(a)See Note B for additional revenue information by segment.
(b)Other segment items consist of material and labor costs, depreciation and amortization, and other overhead and G&A expenses.
(c)Corporate operating costs consisted primarily of equity-based compensation expense.
The following is additional summary financial information for each of our segments:

	Capital Expenditures		Depreciation and Amortization*		Identifiable Assets
Three Months Ended	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	December 31, 2024
Aerospace	$25	$55	$58	$49	$16,410	$16,192
Marine Systems	87	74	66	57	7,059	7,019
Combat Systems	16	10	28	27	11,091	10,275
Technologies	14	19	68	75	19,595	19,286
Corporate	—	1	3	3	2,425	3,108
Total	$142	$159	$223	$211	$56,580	$55,880
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
We did not have any significant non-financial assets or liabilities measured at fair value on March 30, 2025, or December 31, 2024.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on March 30, 2025, and December 31, 2024, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	March 30, 2025
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$3	$3	$—	$3	$—
Available-for-sale debt securities	153	153	—	153	—
Commingled equity funds	47	47	47	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	47	47	27	—	20
Cash flow hedge assets	42	42	—	42	—
Cash flow hedge liabilities	(94)	(94)	—	(94)	—
Measured at amortized cost:
Short- and long-term debt principal	(9,678)	(9,031)	—	(9,031)	—

	December 31, 2024
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$36	$36	$27	$9	$—
Available-for-sale debt securities	128	128	—	128	—
Commingled equity funds	48	48	48	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	28	—	12
Cash flow hedge assets	52	52	—	52	—
Cash flow hedge liabilities	(140)	(140)	—	(140)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,826)	(8,103)	—	(8,103)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On March 30, 2025, and December 31, 2024, we held $1.2 billion and $1.7 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On March 30, 2025, and December 31, 2024, we held marketable securities in trust of $209 and $218, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $5.9 billion and $6.2 billion on March 30, 2025, and December 31, 2024, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three-month periods ended March 30, 2025, and March 31, 2024. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three-month periods ended March 30, 2025, and March 31, 2024, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on March 30, 2025, and December 31, 2024.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended March 30, 2025, and March 31, 2024. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended March 30, 2025, and March 31, 2024.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three-month periods ended March 30, 2025, and March 31, 2024, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Service cost	$18	$19	$1	$1
Interest cost	149	157	7	7
Expected return on plan assets	(184)	(206)	(9)	(8)
Net actuarial loss (gain)	27	49	(8)	(8)
Prior service (credit) cost	(1)	(2)	—	1
Net periodic benefit cost (credit)	$9	$17	$(9)	$(7)
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
Our company is organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government agencies. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business jet aircraft and related services. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

BUSINESS ENVIRONMENT
Federal Government
We entered 2025 with the federal government operating under a continuing resolution (CR). Historically, Congress eventually enacts a budget that authorizes the level of spending for the fiscal year. This year, Congress signed into law a CR for the entire fiscal year. Although the CR provides funding for our key programs, including the Columbia-class and Virginia-class submarine programs, there is some uncertainty as to how the full-year CR will be implemented.
The administration has expressed its intention to reduce federal spending and formed the Department of Government Efficiency (DOGE) to assist in this process. Thus far, the directives of the administration and actions of the DOGE have resulted in federal government staff reductions, hiring freezes, contract modifications and terminations, and delays in contract awards. We have been working with many of our customers to identify areas that might be considered for further spending reductions.
In addition, the administration has implemented new tariffs as part of U.S. trade policy. The duration and extent of the tariffs and reciprocal tariffs, as well as the availability of exemptions or contractual remedies (or recoverability), continue to evolve.
To date, none of these actions have had a material impact on our results of operations, financial condition or cash flows. However, any future impact cannot be determined right now.

Business Aviation
On April 16, 2025, the world's longest-range business aircraft, our ultra-long-range, ultra-large-cabin G800 received type certification from the U.S. Federal Aviation Administration (FAA) and the European Union Aviation Safety Agency (EASA). The certification paves the way for customer deliveries beginning late in the second quarter of 2025. The G800 is the replacement aircraft for the G650, which correspondingly ended production in the first quarter of 2025.

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

CONSOLIDATED OVERVIEW

Three Months Ended	March 30, 2025	March 31, 2024	Variance
Revenue	$12,223	$10,731	$1,492	13.9%
Operating costs and expenses	(10,955)	(9,695)	(1,260)	13.0%
Operating earnings	1,268	1,036	232	22.4%
Operating margin	10.4%	9.7%
Our consolidated revenue increased in the first quarter of 2025 across all four operating segments, including nearly 50% growth in our Aerospace segment. Operating margin increased 70 basis points in the first quarter of 2025 due primarily to strong operating performance in our Aerospace and Technologies segments.

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
AEROSPACE

Three Months Ended	March 30, 2025	March 31, 2024	Variance
Revenue	$3,026	$2,084	$942	45.2%
Operating earnings	432	255	177	69.4%
Operating margin	14.3%	12.2%
Gulfstream aircraft deliveries (in units)	36	24	12	50.0%
Operating Results
The increase in the Aerospace segment’s revenue in the first quarter of 2025 consisted of the following:

Aircraft manufacturing	$894
Aircraft services	48
Total increase	$942

Aircraft manufacturing revenue increased in the first quarter of 2025 due primarily to 13 G700 deliveries, which entered into service in the second quarter of 2024. Aircraft services revenue was up in the first quarter of 2025 due primarily to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base and customer flight activity.
The increase in the segment’s operating earnings in the first quarter of 2025 consisted of the following:

Aircraft manufacturing	$145
G&A/other expenses	41
Aircraft services	(9)
Total increase	$177
Aircraft manufacturing operating earnings increased in the first quarter of 2025 due primarily to the number and mix of aircraft deliveries. G&A/other expenses decreased in the first quarter of 2025 due to reduced R&D efforts after the completion of the G700 certification process in 2024. In total, the Aerospace segment’s operating margin increased 210 basis points in the first quarter of 2025 compared with the prior-year period.
MARINE SYSTEMS

Three Months Ended	March 30, 2025	March 31, 2024	Variance
Revenue	$3,589	$3,331	$258	7.7%
Operating earnings	250	232	18	7.8%
Operating margin	7.0%	7.0%
Operating Results
The increase in the Marine Systems segment’s revenue in the first quarter of 2025 consisted of the following:

U.S. Navy ship construction	$228
U.S. Navy ship engineering, repair and other services	30
Total increase	$258
Revenue from U.S. Navy ship construction was up in the first quarter of 2025 due primarily to increased volume on the Virginia-class and Columbia-class submarine programs. Operating margin for the segment remained consistent with the prior period.
COMBAT SYSTEMS

Three Months Ended	March 30, 2025	March 31, 2024	Variance
Revenue	$2,176	$2,102	$74	3.5%
Operating earnings	291	282	9	3.2%
Operating margin	13.4%	13.4%

Operating Results
The increase in the Combat Systems segment’s revenue in the first quarter of 2025 consisted of the following:

Weapons systems and munitions	$60
International military vehicles	20
U.S military vehicles	(6)
Total increase	$74
Weapons systems and munitions revenue increased in the first quarter of 2025 due primarily to heightened demand for artillery products. Overall, the Combat Systems segment’s operating margin was consistent with the prior period.
TECHNOLOGIES

Three Months Ended	March 30, 2025	March 31, 2024	Variance
Revenue	$3,432	$3,214	$218	6.8%
Operating earnings	328	295	33	11.2%
Operating margin	9.6%	9.2%
Operating Results
The increase in the Technologies segment’s revenue in the first quarter of 2025 consisted of the following:

Information technology (IT) services	$200
C5ISR* solutions	18
Total increase	$218
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue was up in the first quarter of 2025 due to higher volume of IT services. Overall, the Technologies segment’s operating margin increased 40 basis points in the first quarter of 2025 due to strong operating performance.
CORPORATE
Corporate operating costs totaled $33 in the first quarter of 2025 compared with $28 in the first quarter of 2024 and consisted primarily of equity-based compensation expense.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	March 30, 2025	March 31, 2024	Variance
Revenue	$7,334	$6,134	$1,200	19.6%
Operating costs	(6,141)	(5,189)	(952)	18.3%

The increase in product revenue in the first quarter of 2025 consisted of the following:

Aircraft manufacturing	$894
Ship construction	228
Weapons systems and munitions	60
Other, net	18
Total increase	$1,200
Aircraft manufacturing revenue increased in the first quarter of 2025 due to G700 deliveries. Ship construction revenue increased due primarily to higher volume on the Virginia-class and Columbia-class submarine programs. Weapons systems and munitions revenue increased in the first quarter of 2025 due to heightened demand for artillery products. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	March 30, 2025	March 31, 2024	Variance
Revenue	$4,889	$4,597	$292	6.4%
Operating costs	(4,189)	(3,879)	(310)	8.0%
The increase in service revenue in the first quarter of 2025 consisted of the following:

C5ISR solutions/IT services	$244
Other, net	48
Total increase	$292
Increased IT services volume drove the higher service revenue in the first quarter of 2025. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5.1% in the first three months of 2025 compared with 5.8% in the first three months of 2024 due to growth in revenue.
OTHER, NET
Net other income was $21 in the first three months of 2025 compared with $14 in the first three months of 2024, and represents primarily the non-service components of pension and other post-retirement benefits.
INTEREST, NET
Net interest expense was $89 in the first three months of 2025 compared with $82 in the prior-year period. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.

PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.2% in the first three months of 2025 compared with 17.5% in the prior-year period.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $88.7 billion at the end of the first quarter of 2025 compared with $90.6 billion on December 31, 2024. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $141.3 billion on March 30, 2025.
The following table details the backlog and estimated potential contract value of each segment at the end of the first quarter of 2025 and fourth quarter of 2024:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	March 30, 2025
Aerospace	$18,171	$828	$18,999	$1,090	$20,089
Marine Systems	30,882	7,491	38,373	10,261	48,634
Combat Systems	16,129	799	16,928	8,649	25,577
Technologies	9,751	4,606	14,357	32,670	47,027
Total	$74,933	$13,724	$88,657	$52,670	$141,327

	December 31, 2024
Aerospace	$18,895	$798	$19,693	$1,132	$20,825
Marine Systems	30,530	9,288	39,818	9,560	49,378
Combat Systems	16,142	838	16,980	8,647	25,627
Technologies	9,577	4,529	14,106	34,029	48,135
Total	$75,144	$15,453	$90,597	$53,368	$143,965

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the first quarter of 2025 with backlog of $19 billion.
Orders for new Gulfstream aircraft reflected solid demand across our portfolio of products and services. The segment’s book-to-bill ratio (orders divided by revenue) of 0.8-to-1, reflected revenue growth of nearly 50% in the first quarter of 2025.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On March 30, 2025, estimated potential contract value in the Aerospace segment was $1.1 billion.

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
Total backlog in our defense segments was $69.7 billion on March 30, 2025. In the first quarter of 2025, we continued to see strong demand for technology products and services as our Technologies segment achieved a book-to-bill ratio of 1.1-to-1. Estimated potential contract value in our defense segments was $51.6 billion on March 30, 2025.

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
We ended the first quarter of 2025 with a cash and equivalents balance of $1.2 billion compared with $1.7 billion at the end of 2024. Following is a discussion of our major operating, investing and financing activities in the first three months of 2025 and 2024, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Three Months Ended	March 30, 2025	March 31, 2024
Net cash used by operating activities	$(148)	$(278)
Net cash used by investing activities	(130)	(182)
Net cash used by financing activities	(175)	(416)

OPERATING ACTIVITIES
Cash used by operating activities was $148 million in the first three months of 2025 compared with $278 in the same period in 2024. The primary driver of cash flows in both periods was net earnings. Cash flows in both periods were affected negatively by growth in operating working capital, particularly driven by timing in our Aerospace and Combat Systems segments. These timing items were anticipated and are expected to reverse, resulting in positive cash flows from operating activities for the full year.

INVESTING ACTIVITIES
Cash used by investing activities was $130 in the first three months of 2025 compared with $182 in the same period in 2024. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $142 in the first three months of 2025 compared with $159 in the same period in 2024.

FINANCING ACTIVITIES
Cash used by financing activities was $175 million in the first three months of 2025 compared with $416 in the same period in 2024. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 5, 2025, our board of directors (Board) declared an increased quarterly dividend of $1.50 per share, the 28th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.42 per share in March 2024. Cash dividends paid were $383 in the first three months of 2025 compared with $361 in the same period in 2024.
We paid $600 and $105 in the first three months of 2025 and 2024, respectively, to repurchase our outstanding shares. On March 30, 2025, 6.9 million shares remained authorized by our Board for repurchase, representing 2.6% of our total shares outstanding.
In late March 2025, we repaid fixed-rate notes of $750 prior to their scheduled maturity on April 1, 2025. Fixed-rate notes of $750 mature in May 2025. We currently plan to repay these notes with proceeds from commercial paper or long-term debt issuances. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
In the first three months of 2025, we received net proceeds of $1.6 billion from the issuance of commercial paper, which remained outstanding on March 30, 2025. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Three Months Ended	March 30, 2025	March 31, 2024
Net cash used by operating activities	$(148)	$(278)
Capital expenditures	(142)	(159)
Free cash flow	$(290)	$(437)
Cash flows as a percentage of net earnings:
Net cash used by operating activities	(15)%	(35)%
Free cash flow	(29)%	(55)%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $31 ($0.09) and $36 ($0.10) for the three-month periods ended March 30, 2025, and March 31, 2024, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended March 30, 2025, or March 31, 2024.
Other critical accounting policies and estimates include long-lived assets and goodwill, commitments and contingencies, and retirement plans. For a full discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2024.

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

STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Three Months Ended March 30, 2025	Year Ended December 31, 2024
Revenue	$4,643	$18,701
Operating costs and expenses, excluding G&A	(4,136)	(16,638)
Net earnings	187	785
BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	March 30, 2025	December 31, 2024
Cash and equivalents	$527	$474
Other current assets	5,489	5,187
Noncurrent assets	4,862	4,841
Total assets	$10,878	$10,502

Short-term debt and current portion of long-term debt	$2,346	$1,500
Other current liabilities	2,961	3,016
Long-term debt	7,208	7,210
Other noncurrent liabilities	3,064	3,170
Total liabilities	$15,579	$14,896
The summarized balance sheet information presented above includes the funded status of the company’s primary qualified U.S. government pension plans as the parent has the ultimate obligation for the plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on March 30, 2025, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “forecasts,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements, we rely on assumptions and analyses based on our experience and perception of historical trends; current conditions and expected future developments; and other factors, estimates and judgments we consider reasonable and appropriate based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve factors, risks and uncertainties that are difficult to predict. Actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. These factors include, among others:
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
•the negative impact of the COVID-19 pandemic, or other pandemics or outbreaks;
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

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
1/1/25-1/26/25	—	$—	—	9,239,699
1/27/25-2/23/25	1,489,954	251.51	1,489,954	7,749,745
2/24/25-3/30/25	887,901	253.32	887,901	6,861,844

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting**
1/1/25-1/26/25	4,962	263.17
1/27/25-2/23/25	2,530	258.78
2/24/25-3/30/25	148,527	254.14
	2,533,874	$252.33
*    Average price per share excludes excise tax.
**    Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2025.

ITEM 5. OTHER INFORMATION
During the quarter ended March 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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
Dated: April 23, 2025