Form 10-Q
period 2025-06-29
GENERAL DYNAMICS CORP
filed 2025-07-23
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
268,993,342 shares of the registrant’s common stock, $1 par value per share, were outstanding on June 29, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	June 29, 2025	June 30, 2024
Revenue:
Products	$8,012	$7,160
Services	5,029	4,816
	13,041	11,976
Operating costs and expenses:
Products	(6,823)	(6,127)
Services	(4,269)	(4,049)
General and administrative (G&A)	(644)	(644)
	(11,736)	(10,820)
Operating earnings	1,305	1,156
Other, net	15	18
Interest, net	(88)	(84)
Earnings before income tax	1,232	1,090
Provision for income tax, net	(218)	(185)
Net earnings	$1,014	$905

Earnings per share
Basic	$3.78	$3.30
Diluted	$3.74	$3.26
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	June 29, 2025	June 30, 2024
Revenue:
Products	$15,347	$13,294
Services	9,917	9,413
	25,264	22,707
Operating costs and expenses:
Products	(12,964)	(11,315)
Services	(8,458)	(7,929)
G&A	(1,269)	(1,271)
	(22,691)	(20,515)
Operating earnings	2,573	2,192
Other, net	36	32
Interest, net	(177)	(166)
Earnings before income tax	2,432	2,058
Provision for income tax, net	(424)	(354)
Net earnings	$2,008	$1,704

Earnings per share
Basic	$7.48	$6.22
Diluted	$7.40	$6.14
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net earnings	$1,014	$905	$2,008	$1,704
Changes in unrealized cash flow hedges	73	(20)	119	(62)
Foreign currency translation adjustments	505	3	607	(295)
Changes in retirement plans’ funded status	16	41	34	81
Other comprehensive income (loss), pretax	594	24	760	(276)
(Provision) benefit for income tax, net	(20)	(2)	(37)	1
Other comprehensive income (loss), net of tax	574	22	723	(275)
Comprehensive income	$1,588	$927	$2,731	$1,429
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	June 29, 2025	December 31, 2024

ASSETS
Current assets:
Cash and equivalents	$1,523	$1,697
Accounts receivable	3,613	2,977
Unbilled receivables	8,412	8,248
Inventories	9,889	9,724
Other current assets	1,629	1,740
Total current assets	25,066	24,386
Noncurrent assets:
Property, plant and equipment, net	6,556	6,467
Intangible assets, net	1,437	1,520
Goodwill	20,876	20,556
Other assets	2,953	2,951
Total noncurrent assets	31,822	31,494
Total assets	$56,888	$55,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,204	$1,502
Accounts payable	3,078	3,344
Customer advances and deposits	10,678	9,491
Other current liabilities	3,419	3,487
Total current liabilities	18,379	17,824
Noncurrent liabilities:
Long-term debt	7,508	7,260
Other liabilities	7,421	8,733
Commitments and contingencies (see Note J)
Total noncurrent liabilities	14,929	15,993
Shareholders’ equity:
Common stock	482	482
Surplus	4,173	4,062
Retained earnings	42,695	41,487
Treasury stock	(22,975)	(22,450)
Accumulated other comprehensive loss	(795)	(1,518)
Total shareholders’ equity	23,580	22,063
Total liabilities and shareholders’ equity	$56,888	$55,880
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	June 29, 2025	June 30, 2024
Cash flows from operating activities – continuing operations:
Net earnings	$2,008	$1,704
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	325	311
Amortization of intangible and finance lease right-of-use assets	121	117
Equity-based compensation expense	89	87
Deferred income tax benefit	(98)	(90)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(612)	(158)
Unbilled receivables	(200)	(601)
Inventories	(207)	(1,152)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(261)	(125)
Customer advances and deposits	106	169
Other, net	179	274
Net cash provided by operating activities	1,450	536
Cash flows from investing activities:
Capital expenditures	(340)	(360)
Other, net	124	53
Net cash used by investing activities	(216)	(307)
Cash flows from financing activities:
Repayment of fixed-rate notes	(1,500)	—
Proceeds from fixed-rate notes	747	—
Proceeds from commercial paper, net	696	—
Dividends paid	(785)	(750)
Purchases of common stock	(600)	(139)
Other, net	39	111
Net cash used by financing activities	(1,403)	(778)
Net cash used by discontinued operations	(5)	(2)
Net decrease in cash and equivalents	(174)	(551)
Cash and equivalents at beginning of period	1,697	1,913
Cash and equivalents at end of period	$1,523	$1,362
Supplemental cash flow information:
Income tax (payments) refunds, net	$(236)	$48
Interest payments	$(203)	$(194)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
March 30, 2025	$482	$4,064	$42,082	$(23,034)	$(1,369)	$22,225
Net earnings	—	—	1,014	—	—	1,014
Cash dividends declared	—	—	(401)	—	—	(401)
Equity-based awards	—	109	—	57	—	166
Shares purchased	—	—	—	2	—	2
Other comprehensive income	—	—	—	—	574	574
June 29, 2025	$482	$4,173	$42,695	$(22,975)	$(795)	$23,580

March 31, 2024	$482	$3,820	$39,678	$(21,114)	$(1,456)	$21,410
Net earnings	—	—	905	—	—	905
Cash dividends declared	—	—	(392)	—	—	(392)
Equity-based awards	—	105	—	20	—	125
Shares purchased	—	—	—	(34)	—	(34)
Other comprehensive income	—	—	—	—	22	22
June 30, 2024	$482	$3,925	$40,191	$(21,128)	$(1,434)	$22,036

	Six Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2024	$482	$4,062	$41,487	$(22,450)	$(1,518)	$22,063
Net earnings	—	—	2,008	—	—	2,008
Cash dividends declared	—	—	(800)	—	—	(800)
Equity-based awards	—	111	—	78	—	189
Shares purchased	—	—	—	(603)	—	(603)
Other comprehensive income	—	—	—	—	723	723
June 29, 2025	$482	$4,173	$42,695	$(22,975)	$(795)	$23,580

December 31, 2023	$482	$3,760	$39,270	$(21,054)	$(1,159)	$21,299
Net earnings	—	—	1,704	—	—	1,704
Cash dividends declared	—	—	(783)	—	—	(783)
Equity-based awards	—	165	—	65	—	230
Shares purchased	—	—	—	(139)	—	(139)
Other comprehensive loss	—	—	—	—	(275)	(275)
June 30, 2024	$482	$3,925	$40,191	$(21,128)	$(1,434)	$22,036
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended June 29, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended June 29, 2025, and June 30, 2024.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	June 29, 2025	December 31, 2024
PP&E	$13,920	$13,564
Accumulated depreciation	(7,364)	(7,097)
PP&E, net	$6,556	$6,467
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 76% of our revenue for the three- and six-month periods ended June 29, 2025, and 75% and 77% for the three- and six-month periods ended June 30, 2024, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 24% of our revenue for the three- and six-month periods ended June 29, 2025, and 25% and 23% for the three- and six-month periods ended June 30, 2024, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On June 29, 2025, we had $103.7 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 55% of our remaining performance obligations as revenue by year-end 2026, an additional 25% by year-end 2028 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	$55	$92	$133	$149
Operating earnings	31	77	62	113
Diluted earnings per share	$0.09	$0.22	$0.18	$0.32
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended June 29, 2025, or June 30, 2024.
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
Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Aircraft manufacturing	$2,129	$2,067	$4,297	$3,328
Aircraft services	933	873	1,791	1,696
Total Aerospace	3,062	2,940	6,088	5,024
Nuclear-powered submarines	3,268	2,460	5,888	4,866
Surface ships	660	713	1,370	1,365
Repair and other services	292	280	551	553
Total Marine Systems	4,220	3,453	7,809	6,784
Military vehicles	1,284	1,321	2,499	2,555
Weapons systems, armament and munitions	726	725	1,427	1,375
Engineering and other services	273	242	533	460
Total Combat Systems	2,283	2,288	4,459	4,390
Information technology (IT) services	2,319	2,172	4,683	4,336
C5ISR* solutions	1,157	1,123	2,225	2,173
Total Technologies	3,476	3,295	6,908	6,509
Total revenue	$13,041	$11,976	$25,264	$22,707
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended June 29, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$2,806	$2,277	$1,953	$1,441	$8,477
Cost-reimbursement	—	1,940	317	1,543	3,800
Time-and-materials	256	3	13	492	764
Total revenue	$3,062	$4,220	$2,283	$3,476	$13,041
Three Months Ended June 30, 2024
Fixed-price	$2,693	$1,656	$2,028	$1,314	$7,691
Cost-reimbursement	—	1,797	238	1,496	3,531
Time-and-materials	247	—	22	485	754
Total revenue	$2,940	$3,453	$2,288	$3,295	$11,976

Six Months Ended June 29, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$5,559	$4,001	$3,801	$2,886	$16,247
Cost-reimbursement	—	3,805	627	3,012	7,444
Time-and-materials	529	3	31	1,010	1,573
Total revenue	$6,088	$7,809	$4,459	$6,908	$25,264
Six Months Ended June 30, 2024
Fixed-price	$4,522	$3,227	$3,887	$2,674	$14,310
Cost-reimbursement	—	3,556	468	2,847	6,871
Time-and-materials	502	1	35	988	1,526
Total revenue	$5,024	$6,784	$4,390	$6,509	$22,707
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

Revenue by customer was as follows:

Three Months Ended June 29, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$90	$4,183	$1,207	$2,117	$7,597
Non-DoD	—	—	3	1,192	1,195
Foreign military sales (FMS)	5	35	185	4	229
Total U.S. government	95	4,218	1,395	3,313	9,021
U.S. commercial	1,614	1	71	46	1,732
Non-U.S. government	223	1	776	110	1,110
Non-U.S. commercial	1,130	—	41	7	1,178
Total revenue	$3,062	$4,220	$2,283	$3,476	$13,041
Three Months Ended June 30, 2024
U.S. government:
DoD	$53	$3,411	$1,296	$1,957	$6,717
Non-DoD	—	1	4	1,163	1,168
FMS	10	39	206	10	265
Total U.S. government	63	3,451	1,506	3,130	8,150
U.S. commercial	1,421	1	66	54	1,542
Non-U.S. government	481	1	673	101	1,256
Non-U.S. commercial	975	—	43	10	1,028
Total revenue	$2,940	$3,453	$2,288	$3,295	$11,976

Six Months Ended June 29, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$155	$7,741	$2,417	$4,129	$14,442
Non-DoD	—	—	5	2,440	2,445
FMS	10	64	403	7	484
Total U.S. government	165	7,805	2,825	6,576	17,371
U.S. commercial	2,838	2	130	92	3,062
Non-U.S. government	394	2	1,434	225	2,055
Non-U.S. commercial	2,691	—	70	15	2,776
Total revenue	$6,088	$7,809	$4,459	$6,908	$25,264
Six Months Ended June 30, 2024
U.S. government:
DoD	$104	$6,709	$2,468	$3,786	$13,067
Non-DoD	—	1	5	2,348	2,354
FMS	21	70	464	21	576
Total U.S. government	125	6,780	2,937	6,155	15,997
U.S. commercial	2,639	2	119	98	2,858
Non-U.S. government	695	2	1,259	228	2,184
Non-U.S. commercial	1,565	—	75	28	1,668
Total revenue	$5,024	$6,784	$4,390	$6,509	$22,707

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended June 29, 2025, were not materially impacted by any other factors.
Revenue recognized for the three- and six-month periods ended June 29, 2025, and June 30, 2024, that was included in the contract liability balance at the beginning of each year was $2.1 billion and $4.7 billion, and $1.7 billion and $3.4 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Basic weighted average shares outstanding	268,138	274,122	268,588	273,809
Dilutive effect of stock options and restricted stock/RSUs*	2,807	3,600	2,749	3,553
Diluted weighted average shares outstanding	270,945	277,722	271,337	277,362
*    Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,814 and 2,115 for the three- and six-month periods ended June 29, 2025 and 1,261 and 833 for the three- and six-month periods ended June 30, 2024, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	June 29, 2025	December 31, 2024
Deferred tax asset	$16	$19
Deferred tax liability	(519)	(573)
Net deferred tax liability	$(503)	$(554)
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on June 29, 2025, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	June 29, 2025	December 31, 2024
Unbilled revenue	$45,048	$40,634
Advances and progress billings	(36,636)	(32,386)
Net unbilled receivables	$8,412	$8,248
On June 29, 2025, and December 31, 2024, net unbilled receivables included $1.4 billion and $1.2 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. The contract experienced an unbilled receivable build-up in 2021 and 2022 and the customer resumed payments in the first quarter of 2023.

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
Inventories consisted of the following:

	June 29, 2025	December 31, 2024
Work in process	$6,189	$6,279
Raw materials	3,517	3,396
Finished goods	78	26
Pre-owned aircraft	105	23
Total inventories	$9,889	$9,724

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2024 (a)	$3,085	$297	$2,758	$14,416	$20,556
Acquisitions (b)	—	—	1	7	8
Other (c)	229	—	65	18	312
June 29, 2025 (a)	$3,314	$297	$2,824	$14,441	$20,876
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.

Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	June 29, 2025			December 31, 2024
Contract and program intangible assets (b)	$3,233	$(2,041)	$1,192	$3,278	$(1,989)	$1,289
Trade names and trademarks	568	(332)	236	511	(289)	222
Technology and software	62	(53)	9	61	(52)	9
Other intangible assets	60	(60)	—	60	(60)	—
Total intangible assets	$3,923	$(2,486)	$1,437	$3,910	$(2,390)	$1,520
(a)Changes in gross carrying amounts consisted primarily of foreign currency translation and adjustments for acquired and divested intangible assets.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $43 and $87 for the three- and six-month periods ended June 29, 2025, and $44 and $89 for the three- and six-month periods ended June 30, 2024, respectively.

H. DEBT
Debt consisted of the following:

		June 29, 2025	December 31, 2024
Fixed-rate notes due:	Interest rate:
April 2025	3.250%	$—	$750
May 2025	3.500%	—	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
August 2035	4.950%	750	—
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Commercial paper	4.396%	700	—
Other	Various	80	76
Total debt principal		8,780	8,826
Less unamortized debt issuance costs and discounts		68	64
Total debt		8,712	8,762
Less current portion		1,204	1,502
Long-term debt		$7,508	$7,260
In May 2025, we issued $750 of fixed-rate notes maturing in August 2035. The proceeds were used to repay fixed-rate notes of $750 that matured in May 2025. In late March 2025, we repaid fixed-rate notes of $750 prior to their scheduled maturity on April 1, 2025 with cash on hand and commercial paper issuances.
On June 29, 2025, we had $700 of commercial paper outstanding, with a dollar-weighted average interest rate of 4.396%. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $4 billion facility expiring March 2027 and a $1 billion 364-day facility that we established in early April 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on June 29, 2025.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	June 29, 2025	December 31, 2024

Salaries and wages	$1,186	$1,325
Dividends payable	401	390
Lease liabilities	318	319
Workers’ compensation	250	244
Other	1,264	1,209
Total other current liabilities	$3,419	$3,487

Customer deposits on commercial contracts	$1,904	$2,996
Retirement benefits	1,875	2,024
Lease liabilities	1,589	1,595
Other	2,053	2,118
Total other liabilities	$7,421	$8,733

J. COMMITMENTS AND CONTINGENCIES
Litigation
On October 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against General Dynamics Corporation, certain of its subsidiaries and various other companies alleging that they conspired, in violation of the Sherman Act, not to solicit naval architects and marine engineers from each other. The named plaintiffs purport to represent a class of individuals consisting of all naval architects and marine engineers employed by the shipyard and consultancy defendants, their predecessors, their subsidiaries and/or their related entities in the United States at any time since January 1, 2000. The plaintiffs allege that the conspiracy suppressed compensation paid to the putative class members, and the plaintiffs seek trebled monetary damages, attorneys’ fees, injunctive and other equitable relief. We are defending the matter. On April 19, 2024, the District Court dismissed the plaintiffs’ complaint. On May 9, 2025, the U.S. Court of Appeals for the Fourth Circuit reversed the decision of the District Court and remanded the case for further proceedings. Given the current status of this matter, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of this matter, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $2.4 billion on June 29, 2025. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of June 29, 2025, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended June 29, 2025, and June 30, 2024, were as follows:

Six Months Ended	June 29, 2025	June 30, 2024
Beginning balance	$642	$597
Warranty expense	66	57
Payments	(63)	(53)
Adjustments	(1)	7
Ending balance	$644	$608

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the six-month period ended June 29, 2025, we repurchased 2.4 million of our outstanding shares for $600. On June 29, 2025, 6.9 million shares remained authorized by our board of directors (Board) for repurchase, representing 2.6% of our total shares outstanding. We repurchased 0.5 million shares for $139 in the six-month period ended June 30, 2024.
Dividends per Share. Our Board declared dividends per share of $1.50 and $3.00 for the three- and six-month periods ended June 29, 2025, and $1.42 and $2.84 for the three- and six-month periods ended June 30, 2024, respectively. We paid cash dividends of $402 and $785 for the three- and six-month periods ended June 29, 2025 and, $389 and $750 for the three- and six-month periods ended June 30, 2024, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2024	$(76)	$235	$(1,677)	$(1,518)
Other comprehensive income, pretax	119	607	34	760
Provision for income tax, net	(30)	—	(7)	(37)
Other comprehensive income, net of tax	89	607	27	723
June 29, 2025	$13	$842	$(1,650)	$(795)

December 31, 2023	$11	$673	$(1,843)	$(1,159)
Other comprehensive loss, pretax	(62)	(295)	81	(276)
Benefit for income tax, net	18	—	(17)	1
Other comprehensive loss, net of tax	(44)	(295)	64	(275)
June 30, 2024	$(33)	$378	$(1,779)	$(1,434)
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

Summary financial information for each of our segments follows:

	Revenue (a)		Other Segment Items (b)		Operating Earnings
Three Months Ended	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Aerospace	$3,062	$2,940	$(2,659)	$(2,621)	$403	$319
Marine Systems	4,220	3,453	(3,929)	(3,208)	291	245
Combat Systems	2,283	2,288	(1,959)	(1,975)	324	313
Technologies	3,476	3,295	(3,144)	(2,975)	332	320
Corporate (c)	—	—	—	—	(45)	(41)
Total	$13,041	$11,976	$(11,691)	$(10,779)	$1,305	$1,156
Six Months Ended
Aerospace	$6,088	$5,024	$(5,253)	$(4,450)	$835	$574
Marine Systems	7,809	6,784	(7,268)	(6,307)	541	477
Combat Systems	4,459	4,390	(3,844)	(3,795)	615	595
Technologies	6,908	6,509	(6,248)	(5,894)	660	615
Corporate (c)	—	—	—	—	(78)	(69)
Total	$25,264	$22,707	$(22,613)	$(20,446)	$2,573	$2,192
(a)See Note B for additional revenue information by segment.
(b)Other segment items consist of material and labor costs, depreciation and amortization, and other overhead and G&A expenses.
(c)Corporate operating costs consisted primarily of equity-based compensation expense.
The following is additional summary financial information for each of our segments:

	Capital Expenditures		Depreciation and Amortization*		Identifiable Assets
Three Months Ended	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	December 31, 2024
Aerospace	$38	$54	$61	$55	$16,625	$16,192
Marine Systems	112	100	64	59	6,508	7,019
Combat Systems	18	28	27	28	11,625	10,275
Technologies	27	18	68	72	19,445	19,286
Corporate	3	1	3	3	2,685	3,108
Total	$198	$201	$223	$217	$56,888	$55,880
Six Months Ended
Aerospace	$63	$109	$119	$104
Marine Systems	199	174	130	116
Combat Systems	34	38	55	55
Technologies	41	37	136	147
Corporate	3	2	6	6
Total	$340	$360	$446	$428
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
We did not have any significant non-financial assets or liabilities measured at fair value on June 29, 2025, or December 31, 2024.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on June 29, 2025, and December 31, 2024, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	June 29, 2025
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$6	$6	$—	$6	$—
Available-for-sale debt securities	149	149	—	149	—
Commingled equity funds	48	48	48	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	51	51	30	—	21
Cash flow hedge assets	93	93	—	93	—
Cash flow hedge liabilities	(62)	(62)	—	(62)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,780)	(8,194)	—	(8,194)	—

	December 31, 2024
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$36	$36	$27	$9	$—
Available-for-sale debt securities	128	128	—	128	—
Commingled equity funds	48	48	48	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	28	—	12
Cash flow hedge assets	52	52	—	52	—
Cash flow hedge liabilities	(140)	(140)	—	(140)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,826)	(8,103)	—	(8,103)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On June 29, 2025, and December 31, 2024, we held $1.5 billion and $1.7 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On June 29, 2025, and December 31, 2024, we held marketable securities in trust of $209 and $218, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $6.3 billion and $6.2 billion on June 29, 2025, and December 31, 2024, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and six-month periods ended June 29, 2025, and June 30, 2024. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and six-month periods ended June 29, 2025, and June 30, 2024, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on June 29, 2025, and December 31, 2024.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended June 29, 2025, and

June 30, 2024. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended June 29, 2025, and June 30, 2024.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three- and six-month periods ended June 29, 2025, and June 30, 2024, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$17	$18	$1	$1
Interest cost	150	157	6	7
Expected return on plan assets	(185)	(205)	(9)	(9)
Net actuarial loss (gain)	27	49	(8)	(8)
Prior service (credit) cost	(2)	(1)	1	—
Net periodic benefit cost (credit)	$7	$18	$(9)	$(9)
Six Months Ended
Service cost	$35	$37	$2	$2
Interest cost	299	314	13	14
Expected return on plan assets	(369)	(411)	(18)	(17)
Net actuarial loss (gain)	54	98	(16)	(16)
Prior service (credit) cost	(3)	(3)	1	1
Net periodic benefit cost (credit)	$16	$35	$(18)	$(16)
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

BUSINESS ENVIRONMENT
Federal Government
On July 4, 2025, the president signed the fiscal year (FY) 2025 reconciliation (the bill). Among its provisions, the bill adds funding for shipbuilding and other programs we support. The amounts ultimately allocated to specific programs are subject to the federal budgeting process. The bill also enacts changes to U.S. federal tax law, including a provision to allow for the immediate deduction of domestic research and development (R&D) expenditures beginning January 1, 2025. This provision further permits the accelerated deduction of amounts capitalized under prior law. This change in tax law will have a favorable impact on our cash taxes which we are in the process of estimating the timing and amount.
The administration has taken steps to address federal spending, including forming the Department of Government Efficiency (DOGE) to assist in this process. Thus far, the directives of the administration and actions of the DOGE have resulted in federal government staff reductions, hiring freezes, contract modifications and terminations, and delays in contract awards. We have experienced some award delays and contract terminations as a result of these actions as well as changes in agency priorities, largely within our IT services business. In addition, the administration has implemented new tariffs as part of U.S. trade policy. The duration and extent of the tariffs and any reciprocal tariffs, as well as any available opportunities to lessen the impact, continue to evolve. To date, these actions have not had a material impact on our results of operations, financial condition or cash flows.
Business Aviation
In April 2025, our new ultra-large-cabin G800, the world's longest-range business aircraft, received type certification from the U.S. Federal Aviation Administration (FAA) and the European Union Aviation Safety Agency (EASA). We expect G800 deliveries to commence in the third quarter of 2025. The G800 is the replacement aircraft for the G650, which had its final delivery in the second quarter of 2025.

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

CONSOLIDATED OVERVIEW

Three Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$13,041	$11,976	$1,065	8.9%
Operating costs and expenses	(11,736)	(10,820)	(916)	8.5%
Operating earnings	1,305	1,156	149	12.9%
Operating margin	10.0%	9.7%
Six Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$25,264	$22,707	$2,557	11.3%
Operating costs and expenses	(22,691)	(20,515)	(2,176)	10.6%
Operating earnings	2,573	2,192	381	17.4%
Operating margin	10.2%	9.7%
Our consolidated revenue increased in the second quarter and first six months of 2025 due primarily to growth in our Aerospace and Marine Systems segments. Operating margin increased 30 basis points in the second quarter and 50 basis points in the first six months of 2025 due primarily to strong operating performance in our Aerospace segment.

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
AEROSPACE

Three Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$3,062	$2,940	$122	4.1%
Operating earnings	403	319	84	26.3%
Operating margin	13.2%	10.9%
Gulfstream aircraft deliveries (in units)	38	37	1	2.7%
Six Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$6,088	$5,024	$1,064	21.2%
Operating earnings	835	574	261	45.5%
Operating margin	13.7%	11.4%
Gulfstream aircraft deliveries (in units)	74	61	13	21.3%

Operating Results
The increase in the Aerospace segment’s revenue in the second quarter and first six months of 2025 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$52	$946
Aircraft services	70	118
Total increase	$122	$1,064
Aircraft manufacturing revenue increased in the second quarter and first six months of 2025 due primarily to additional G700 deliveries following its introduction in the second quarter of 2024. Aircraft services revenue was up in the second quarter and first six months of 2025 due primarily to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base and customer flight activity.
The increase in the segment’s operating earnings in the second quarter and first six months of 2025 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$54	$199
Aircraft services	5	(4)
G&A/other expenses	25	66
Total increase	$84	$261
Aircraft manufacturing operating earnings increased in the second quarter and first six months of 2025 due primarily to the number and mix of aircraft deliveries, as well as productivity improvements on the G700 aircraft since its introduction. G&A/other expenses decreased in the second quarter and first six months of 2025 due primarily to reduced R&D efforts after the completion of new aircraft certification processes. In total, the Aerospace segment’s operating margin increased 230 basis points in the second quarter and first six months of 2025 compared with the prior-year periods.
2025 Outlook
We expect the Aerospace segment’s 2025 revenue to be approximately $12.9 billion with operating margin of approximately 13.5%.
MARINE SYSTEMS

Three Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$4,220	$3,453	$767	22.2%
Operating earnings	291	245	46	18.8%
Operating margin	6.9%	7.1%
Six Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$7,809	$6,784	$1,025	15.1%
Operating earnings	541	477	64	13.4%
Operating margin	6.9%	7.0%

Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2025 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$816	$1,044
U.S. Navy ship engineering, repair and other services	(49)	(19)
Total increase	$767	$1,025
Revenue from U.S. Navy ship construction was up in the second quarter and first six months of 2025 due primarily to increased volume on Virginia-class and Columbia-class submarine construction. The Marine Systems segment’s operating margin continues to reflect the impact of supply chain challenges.
2025 Outlook
We expect the Marine Systems segment’s 2025 revenue to be approximately $15.6 billion with operating margin of approximately 7.0%
COMBAT SYSTEMS

Three Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$2,283	$2,288	$(5)	(0.2)%
Operating earnings	324	313	11	3.5%
Operating margin	14.2%	13.7%
Six Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$4,459	$4,390	$69	1.6%
Operating earnings	615	595	20	3.4%
Operating margin	13.8%	13.6%
Operating Results
The change in the Combat Systems segment’s revenue in the second quarter and first six months of 2025 consisted of the following:

	Second Quarter	Six Months
Weapons systems and munitions	$3	$63
International military vehicles	15	35
U.S military vehicles	(23)	(29)
Total change	$(5)	$69
Weapons systems and munitions revenue increased in the first six months of 2025 due primarily to heightened demand for artillery products. Overall, the Combat Systems segment’s operating margin increased 50 basis points in the second quarter and 20 basis points in the first six months of 2025 on improved performance.

2025 Outlook
We expect the Combat Systems segment’s 2025 revenue to be approximately $9.2 billion with operating margin of approximately 14.5%.
TECHNOLOGIES

Three Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$3,476	$3,295	$181	5.5%
Operating earnings	332	320	12	3.8%
Operating margin	9.6%	9.7%
Six Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$6,908	$6,509	$399	6.1%
Operating earnings	660	615	45	7.3%
Operating margin	9.6%	9.4%
Operating Results
The increase in the Technologies segment’s revenue in the second quarter and first six months of 2025 consisted of the following:

	Second Quarter	Six Months
Information technology (IT) services	$147	$347
C5ISR* solutions	34	52
Total increase	$181	$399
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue was up in the second quarter and first six months of 2025 due primarily to higher volume of IT services. Overall, the Technologies segment’s operating margin increased 20 basis points in the first six months of 2025.
2025 Outlook
We expect the Technologies segment’s 2025 revenue to be approximately $13.5 billion with operating margin of approximately 9.2%.
CORPORATE
Corporate operating costs totaled $45 in the second quarter and $78 in the first six months of 2025 compared with $41 in the second quarter and $69 in the first six months of 2024 and consisted primarily of equity-based compensation expense. Corporate operating costs are expected to be approximately $160 in 2025.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$8,012	$7,160	$852	11.9%
Operating costs	(6,823)	(6,127)	(696)	11.4%
Six Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$15,347	$13,294	$2,053	15.4%
Operating costs	(12,964)	(11,315)	(1,649)	14.6%
The increase in product revenue in the second quarter and first six months of 2025 consisted of the following:

	Second Quarter	Six Months
Ship construction	$816	$1,044
Aircraft manufacturing	52	946
Other, net	(16)	63
Total increase	$852	$2,053
Aircraft manufacturing revenue increased in the second quarter and first six months of 2025 due to additional G700 deliveries. Ship construction revenue increased due primarily to higher volume on the Virginia-class and Columbia-class submarine programs. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$5,029	$4,816	$213	4.4%
Operating costs	(4,269)	(4,049)	(220)	5.4%
Six Months Ended	June 29, 2025	June 30, 2024	Variance
Revenue	$9,917	$9,413	$504	5.4%
Operating costs	(8,458)	(7,929)	(529)	6.7%
The increase in service revenue in the second quarter and first six months of 2025 consisted of the following:

	Second Quarter	Six Months
C5ISR solutions/IT services	$197	$441
Other, net	16	63
Total increase	$213	$504
Increased IT services volume drove the higher service revenue in the second quarter and first six months of 2025. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.

G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5.0% in the first six months of 2025 compared with 5.6% in the first six months of 2024. We expect G&A expenses as a percentage of revenue in 2025 to be generally consistent with 2024.
OTHER, NET
Net other income was $36 in the first six months of 2025 compared with $32 in the first six months of 2024, and represents primarily the non-service components of pension and other post-retirement benefits. In 2025, we expect other income, net to be approximately $70.
INTEREST, NET
Net interest expense was $177 in the first six months of 2025 compared with $166 in the prior-year period. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. In 2025, we expect net interest expense to be approximately $330.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.4% in the first six months of 2025 compared with 17.2% in the prior-year period. For 2025, we anticipate a full-year effective tax rate of approximately 17.5%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $103.7 billion at the end of the second quarter of 2025 compared with $88.7 billion at the end of the first quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $161.2 billion on June 29, 2025.

The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2025:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	June 29, 2025
Aerospace	$18,676	$1,227	$19,903	$1,165	$21,068
Marine Systems	39,298	13,674	52,972	14,708	67,680
Combat Systems	15,961	616	16,577	9,592	26,169
Technologies	9,945	4,285	14,230	32,011	46,241
Total	$83,880	$19,802	$103,682	$57,476	$161,158

	March 30, 2025
Aerospace	$18,171	$828	$18,999	$1,090	$20,089
Marine Systems	30,882	7,491	38,373	10,261	48,634
Combat Systems	16,129	799	16,928	8,649	25,577
Technologies	9,751	4,606	14,357	32,670	47,027
Total	$74,933	$13,724	$88,657	$52,670	$141,327

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2025 with backlog of $19.9 billion.
Orders for new Gulfstream aircraft reflected strong demand across our portfolio of products and services. The segment achieved a book-to-bill ratio (orders divided by revenue) of 1-to-1 for the first six months of 2025, even as revenue grew more than 20% year over year.
Estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On June 29, 2025, estimated potential contract value in the Aerospace segment was $1.2 billion.

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
Total backlog in our defense segments was $83.8 billion on June 29, 2025, up 20% from the first quarter. This increase was driven by significant awards within the Marine Systems segment for continued construction of Virginia-class and Columbia-class submarines. Estimated potential contract value in our defense segments was $56.3 billion on June 29, 2025.

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
We ended the second quarter of 2025 with a cash and equivalents balance of $1.5 billion compared with $1.7 billion at the end of 2024. Following is a discussion of our major operating, investing and financing activities in the first six months of 2025 and 2024, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Six Months Ended	June 29, 2025	June 30, 2024
Net cash provided by operating activities	$1,450	$536
Net cash used by investing activities	(216)	(307)
Net cash used by financing activities	(1,403)	(778)

OPERATING ACTIVITIES
Cash provided by operating activities was $1.5 billion in the first six months of 2025 compared with $536 in the same period in 2024. The primary driver of cash flows in both periods was net earnings. Cash flows in both periods were affected negatively by growth in operating working capital, particularly driven by timing in our Aerospace and Combat Systems segments. These timing items were anticipated and are expected to reverse, resulting in higher cash flows from operating activities in the second half of the year.

INVESTING ACTIVITIES
Cash used by investing activities was $216 in the first six months of 2025 compared with $307 in the same period in 2024. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $340 in the first six months of 2025 compared with $360 in the same period in 2024.

FINANCING ACTIVITIES
Cash used by financing activities was $1.4 billion in the first six months of 2025 compared with $778 in the same period in 2024. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 5, 2025, our board of directors (Board) declared an increased quarterly dividend of $1.50 per share, the 28th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.42 per share in March 2024. Cash dividends paid were $785 in the first six months of 2025 compared with $750 in the same period in 2024.
We paid $600 and $139 in the first six months of 2025 and 2024, respectively, to repurchase our outstanding shares. On June 29, 2025, 6.9 million shares remained authorized by our Board for repurchase, representing 2.6% of our total shares outstanding.
In May 2025, we issued $750 of fixed-rate notes. The proceeds were used to repay fixed-rate notes of $750 that matured in May 2025. In late March 2025, we repaid fixed-rate notes of $750 prior to their scheduled maturity on April 1, 2025 with cash on hand and commercial paper issuances. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
In the first six months of 2025, we received net proceeds of $700 from the issuance of commercial paper, which remained outstanding on June 29, 2025. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Six Months Ended	June 29, 2025	June 30, 2024
Net cash provided by operating activities	$1,450	$536
Capital expenditures	(340)	(360)
Free cash flow	$1,110	$176
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	72%	31%
Free cash flow	55%	10%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $31 ($0.09) and $62 ($0.18) for the three- and six-month periods ended June 29, 2025, and $77 ($0.22) and $113 ($0.32)

for the three- and six-month periods ended June 30, 2024, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended June 29, 2025, or June 30, 2024.
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
STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Six Months Ended June 29, 2025	Year Ended December 31, 2024
Revenue	$9,897	$18,701
Operating costs and expenses, excluding G&A	(8,852)	(16,638)
Net earnings	376	785

BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	June 29, 2025	December 31, 2024
Cash and equivalents	$684	$474
Other current assets	4,869	5,187
Noncurrent assets	4,883	4,841
Total assets	$10,436	$10,502

Short-term debt and current portion of long-term debt	$1,201	$1,500
Other current liabilities	2,795	3,016
Long-term debt	7,454	7,210
Other noncurrent liabilities	2,957	3,170
Total liabilities	$14,407	$14,896
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 29, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on June 29, 2025, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
3/31/25-4/27/25	—	$—	—	6,861,844
4/28/25-5/25/25	—	—	—	6,861,844
5/26/25-6/29/25	—	—	—	6,861,844

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting**
3/31/25-4/27/25	2,618	271.37
4/28/25-5/25/25	322	270.66
5/26/25-6/29/25	7,644	275.80
	10,584	$274.55
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
We did not make any unregistered sales of equity securities in the second quarter of 2025.

ITEM 5. OTHER INFORMATION
During the quarter ended June 29, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

4.1    Fourth Supplemental Indenture, dated as of May 7, 2025, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes form of 4.950% Notes due 2035) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2025)

22    Subsidiary Guarantors*
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
Dated: July 23, 2025