Form 10-Q
period 2025-09-28
GENERAL DYNAMICS CORP
filed 2025-10-24
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
270,120,442 shares of the registrant’s common stock, $1 par value per share, were outstanding on September 28, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	September 28, 2025	September 29, 2024
Revenue:
Products	$8,021	$6,767
Services	4,886	4,904
	12,907	11,671
Operating costs and expenses:
Products	(6,788)	(5,760)
Services	(4,151)	(4,095)
General and administrative (G&A)	(637)	(635)
	(11,576)	(10,490)
Operating earnings	1,331	1,181
Other, net	15	15
Interest, net	(74)	(82)
Earnings before income tax	1,272	1,114
Provision for income tax, net	(213)	(184)
Net earnings	$1,059	$930

Earnings per share
Basic	$3.93	$3.39
Diluted	$3.88	$3.35
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	September 28, 2025	September 29, 2024
Revenue:
Products	$23,367	$20,061
Services	14,804	14,317
	38,171	34,378
Operating costs and expenses:
Products	(19,752)	(17,074)
Services	(12,609)	(12,025)
G&A	(1,906)	(1,906)
	(34,267)	(31,005)
Operating earnings	3,904	3,373
Other, net	51	47
Interest, net	(251)	(248)
Earnings before income tax	3,704	3,172
Provision for income tax, net	(637)	(538)
Net earnings	$3,067	$2,634

Earnings per share
Basic	$11.41	$9.61
Diluted	$11.29	$9.49
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net earnings	$1,059	$930	$3,067	$2,634
Changes in unrealized cash flow hedges	(15)	31	104	(31)
Foreign currency translation adjustments	(68)	279	539	(16)
Changes in retirement plans’ funded status	18	44	52	125
Other comprehensive (loss) income, pretax	(65)	354	695	78
Provision for income tax, net	—	(19)	(37)	(18)
Other comprehensive (loss) income, net of tax	(65)	335	658	60
Comprehensive income	$994	$1,265	$3,725	$2,694
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	September 28, 2025	December 31, 2024

ASSETS
Current assets:
Cash and equivalents	$2,520	$1,697
Accounts receivable	3,303	2,977
Unbilled receivables	8,641	8,248
Inventories	9,813	9,724
Other current assets	1,575	1,740
Total current assets	25,852	24,386
Noncurrent assets:
Property, plant and equipment, net	6,602	6,467
Intangible assets, net	1,402	1,520
Goodwill	20,871	20,556
Other assets	2,872	2,951
Total noncurrent assets	31,747	31,494
Total assets	$57,599	$55,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,006	$1,502
Accounts payable	3,459	3,344
Customer advances and deposits	10,462	9,491
Other current liabilities	3,537	3,487
Total current liabilities	18,464	17,824
Noncurrent liabilities:
Long-term debt	7,008	7,260
Other liabilities	7,693	8,733
Commitments and contingencies (see Note J)
Total noncurrent liabilities	14,701	15,993
Shareholders’ equity:
Common stock	482	482
Surplus	4,323	4,062
Retained earnings	43,345	41,487
Treasury stock	(22,856)	(22,450)
Accumulated other comprehensive loss	(860)	(1,518)
Total shareholders’ equity	24,434	22,063
Total liabilities and shareholders’ equity	$57,599	$55,880
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 28, 2025	September 29, 2024
Cash flows from operating activities – continuing operations:
Net earnings	$3,067	$2,634
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	490	469
Amortization of intangible and finance lease right-of-use assets	182	177
Equity-based compensation expense	146	137
Deferred income tax provision (benefit)	151	(107)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(314)	(172)
Unbilled receivables	(415)	(874)
Inventories	(131)	(1,612)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	119	193
Customer advances and deposits	45	628
Other, net	219	479
Net cash provided by operating activities	3,559	1,952
Cash flows from investing activities:
Capital expenditures	(552)	(561)
Other, net	130	(27)
Net cash used by investing activities	(422)	(588)
Cash flows from financing activities:
Repayment of fixed-rate notes	(1,500)	—
Proceeds from fixed-rate notes	747	—
Dividends paid	(1,188)	(1,140)
Purchases of common stock	(600)	(183)
Other, net	235	150
Net cash used by financing activities	(2,306)	(1,173)
Net cash used by discontinued operations	(8)	(3)
Net increase in cash and equivalents	823	188
Cash and equivalents at beginning of period	1,697	1,913
Cash and equivalents at end of period	$2,520	$2,101
Supplemental cash flow information:
Income tax payments, net	$(263)	$(125)
Interest payments	$(238)	$(213)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
June 29, 2025	$482	$4,173	$42,695	$(22,975)	$(795)	$23,580
Net earnings	—	—	1,059	—	—	1,059
Cash dividends declared	—	—	(409)	—	—	(409)
Equity-based awards	—	150	—	116	—	266
Shares purchased	—	—	—	3	—	3
Other comprehensive loss	—	—	—	—	(65)	(65)
September 28, 2025	$482	$4,323	$43,345	$(22,856)	$(860)	$24,434

June 30, 2024	$482	$3,925	$40,191	$(21,128)	$(1,434)	$22,036
Net earnings	—	—	930	—	—	930
Cash dividends declared	—	—	(391)	—	—	(391)
Equity-based awards	—	72	—	35	—	107
Shares purchased	—	—	—	(44)	—	(44)
Other comprehensive income	—	—	—	—	335	335
September 29, 2024	$482	$3,997	$40,730	$(21,137)	$(1,099)	$22,973

	Nine Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2024	$482	$4,062	$41,487	$(22,450)	$(1,518)	$22,063
Net earnings	—	—	3,067	—	—	3,067
Cash dividends declared	—	—	(1,209)	—	—	(1,209)
Equity-based awards	—	261	—	194	—	455
Shares purchased	—	—	—	(600)	—	(600)
Other comprehensive income	—	—	—	—	658	658
September 28, 2025	$482	$4,323	$43,345	$(22,856)	$(860)	$24,434

December 31, 2023	$482	$3,760	$39,270	$(21,054)	$(1,159)	$21,299
Net earnings	—	—	2,634	—	—	2,634
Cash dividends declared	—	—	(1,174)	—	—	(1,174)
Equity-based awards	—	237	—	100	—	337
Shares purchased	—	—	—	(183)	—	(183)
Other comprehensive income	—	—	—	—	60	60
September 29, 2024	$482	$3,997	$40,730	$(21,137)	$(1,099)	$22,973
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended September 28, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended September 28, 2025, and September 29, 2024.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	September 28, 2025	December 31, 2024
PP&E	$14,053	$13,564
Accumulated depreciation	(7,451)	(7,097)
PP&E, net	$6,602	$6,467
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 74% and 75% of our revenue for the three- and nine-month periods ended September 28, 2025, respectively, and 79% and 78% for the three- and nine-month periods ended September 29, 2024, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 26% and 25% of our revenue for the three- and nine-month periods ended September 28, 2025, respectively, and 21% and 22% for the three- and nine-month periods ended September 29, 2024, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On September 28, 2025, we had $109.9 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 45% of our remaining performance obligations as revenue by year-end 2026, an additional 30% by year-end 2028 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates changed our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue	$81	$62	$214	$211
Operating earnings	57	(12)	119	101
Diluted earnings per share	$0.17	$(0.03)	$0.35	$0.29
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 28, 2025, or September 29, 2024.
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
Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Aircraft manufacturing	$2,293	$1,686	$6,590	$5,014
Aircraft services	941	796	2,732	2,492
Total Aerospace	3,234	2,482	9,322	7,506
Nuclear-powered submarines	3,166	2,630	9,054	7,496
Surface ships	642	658	2,012	2,023
Repair and other services	288	311	839	864
Total Marine Systems	4,096	3,599	11,905	10,383
Military vehicles	1,231	1,295	3,730	3,850
Weapons systems, armament and munitions	742	658	2,169	2,033
Engineering and other services	279	259	812	719
Total Combat Systems	2,252	2,212	6,711	6,602
Information technology (IT) services	2,229	2,220	6,912	6,556
C5ISR* solutions	1,096	1,158	3,321	3,331
Total Technologies	3,325	3,378	10,233	9,887
Total revenue	$12,907	$11,671	$38,171	$34,378
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended September 28, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$2,968	$1,664	$1,930	$1,364	$7,926
Cost-reimbursement	—	2,432	306	1,472	4,210
Time-and-materials	266	—	16	489	771
Total revenue	$3,234	$4,096	$2,252	$3,325	$12,907
Three Months Ended September 29, 2024
Fixed-price	$2,250	$1,666	$1,957	$1,359	$7,232
Cost-reimbursement	—	1,933	238	1,503	3,674
Time-and-materials	232	—	17	516	765
Total revenue	$2,482	$3,599	$2,212	$3,378	$11,671

Nine Months Ended September 28, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$8,527	$5,665	$5,731	$4,250	$24,173
Cost-reimbursement	—	6,237	933	4,484	11,654
Time-and-materials	795	3	47	1,499	2,344
Total revenue	$9,322	$11,905	$6,711	$10,233	$38,171
Nine Months Ended September 29, 2024
Fixed-price	$6,772	$4,893	$5,844	$4,033	$21,542
Cost-reimbursement	—	5,489	706	4,350	10,545
Time-and-materials	734	1	52	1,504	2,291
Total revenue	$7,506	$10,383	$6,602	$9,887	$34,378
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

Revenue by customer was as follows:

Three Months Ended September 28, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of War (DoW)	$85	$4,050	$1,237	$1,953	$7,325
Non-DoW	—	2	1	1,208	1,211
Foreign military sales (FMS)	4	42	201	4	251
Total U.S. government	89	4,094	1,439	3,165	8,787
U.S. commercial	2,031	—	53	40	2,124
Non-U.S. government	363	2	693	110	1,168
Non-U.S. commercial	751	—	67	10	828
Total revenue	$3,234	$4,096	$2,252	$3,325	$12,907
Three Months Ended September 29, 2024
U.S. government:
DoW	$83	$3,571	$1,274	$1,981	$6,909
Non-DoW	—	—	1	1,238	1,239
FMS	9	28	211	7	255
Total U.S. government	92	3,599	1,486	3,226	8,403
U.S. commercial	1,586	—	61	48	1,695
Non-U.S. government	294	—	631	98	1,023
Non-U.S. commercial	510	—	34	6	550
Total revenue	$2,482	$3,599	$2,212	$3,378	$11,671

Nine Months Ended September 28, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoW	$240	$11,791	$3,654	$6,082	$21,767
Non-DoW	—	2	6	3,648	3,656
FMS	14	106	604	11	735
Total U.S. government	254	11,899	4,264	9,741	26,158
U.S. commercial	4,869	2	183	132	5,186
Non-U.S. government	757	4	2,127	335	3,223
Non-U.S. commercial	3,442	—	137	25	3,604
Total revenue	$9,322	$11,905	$6,711	$10,233	$38,171
Nine Months Ended September 29, 2024
U.S. government:
DoW	$187	$10,280	$3,742	$5,767	$19,976
Non-DoW	—	1	6	3,586	3,593
FMS	30	98	675	28	831
Total U.S. government	217	10,379	4,423	9,381	24,400
U.S. commercial	4,225	2	180	146	4,553
Non-U.S. government	989	2	1,890	326	3,207
Non-U.S. commercial	2,075	—	109	34	2,218
Total revenue	$7,506	$10,383	$6,602	$9,887	$34,378

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended September 28, 2025, were not materially impacted by any other factors.
Revenue recognized for the three- and nine-month periods ended September 28, 2025, and September 29, 2024, that was included in the contract liability balance at the beginning of each year was $1.8 billion and $6.5 billion, and $1.1 billion and $4.5 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Basic weighted average shares outstanding	269,232	274,393	268,803	274,004
Dilutive effect of stock options and restricted stock/RSUs*	3,408	3,495	2,947	3,514
Diluted weighted average shares outstanding	272,640	277,888	271,750	277,518
*    Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 47 and 1,507 for the three- and nine-month periods ended September 28, 2025, and 1,277 and 962 for the three- and nine-month periods ended September 29, 2024, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	September 28, 2025	December 31, 2024
Deferred tax asset	$19	$19
Deferred tax liability	(771)	(573)
Net deferred tax liability	$(752)	$(554)
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on September 28, 2025, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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
Among other changes, the Budget Reconciliation Act of 2025 (Act) allows for the immediate deduction of domestic research and development expenditures beginning January 1, 2025, and permits the accelerated deduction of amounts capitalized under prior law. We expect the changes to have a favorable impact on our cash taxes over the next several years. We otherwise do not expect the Act to have a material effect on our tax provision.

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	September 28, 2025	December 31, 2024
Unbilled revenue	$46,414	$40,634
Advances and progress billings	(37,773)	(32,386)
Net unbilled receivables	$8,641	$8,248
On September 28, 2025, and December 31, 2024, net unbilled receivables included $1.3 billion and $1.2 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. We expect to see a significant decline in this balance over the next two years as contract deliveries, including vehicles, continue through early 2028.

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
Inventories consisted of the following:

	September 28, 2025	December 31, 2024
Work in process	$6,302	$6,279
Raw materials	3,384	3,396
Finished goods	22	26
Pre-owned aircraft	105	23
Total inventories	$9,813	$9,724

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2024 (a)	$3,085	$297	$2,758	$14,416	$20,556
Acquisitions (b)	20	—	1	7	28
Other (c)	229	—	47	11	287
September 28, 2025 (a)	$3,334	$297	$2,806	$14,434	$20,871
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.

Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	September 28, 2025			December 31, 2024
Contract and program intangible assets (b)	$3,238	$(2,076)	$1,162	$3,278	$(1,989)	$1,289
Trade names and trademarks	568	(336)	232	511	(289)	222
Technology and software	62	(54)	8	61	(52)	9
Other intangible assets	60	(60)	—	60	(60)	—
Total intangible assets	$3,928	$(2,526)	$1,402	$3,910	$(2,390)	$1,520
(a)Changes in gross carrying amounts consisted primarily of foreign currency translation and adjustments for acquired and divested intangible assets.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $44 and $131 for the three- and nine-month periods ended September 28, 2025, and $45 and $134 for the three- and nine-month periods ended September 29, 2024, respectively.

H. DEBT
Debt consisted of the following:

		September 28, 2025	December 31, 2024
Fixed-rate notes due:	Interest rate:
April 2025	3.250%	$—	$750
May 2025	3.500%	—	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
August 2035	4.950%	750	—
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	78	76
Total debt principal		8,078	8,826
Less unamortized debt issuance costs and discounts		64	64
Total debt		8,014	8,762
Less current portion		1,006	1,502
Long-term debt		$7,008	$7,260
In May 2025, we issued $750 of fixed-rate notes maturing in August 2035. The proceeds were used to repay fixed-rate notes of $750 that matured in May 2025. In late March 2025, we repaid fixed-rate notes of $750 prior to their scheduled maturity on April 1, 2025 with cash on hand and commercial paper issuances.
On September 28, 2025, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $4 billion facility expiring March 2027 and a $1 billion 364-day facility that we established in early April 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on September 28, 2025.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	September 28, 2025	December 31, 2024

Salaries and wages	$1,241	$1,325
Dividends payable	405	390
Lease liabilities	313	319
Workers’ compensation	254	244
Other	1,324	1,209
Total other current liabilities	$3,537	$3,487

Customer deposits on commercial contracts	$2,059	$2,996
Retirement benefits	1,773	2,024
Lease liabilities	1,549	1,595
Other	2,312	2,118
Total other liabilities	$7,693	$8,733

J. COMMITMENTS AND CONTINGENCIES
Litigation
On October 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against General Dynamics Corporation, certain of its subsidiaries and various other companies alleging that they conspired, in violation of the Sherman Act, not to solicit naval architects and marine engineers from each other. The named plaintiffs purport to represent a class of individuals consisting of all naval architects and marine engineers employed by the shipyard and consultancy defendants, their predecessors, their subsidiaries and/or their related entities in the United States at any time since January 1, 2000. The plaintiffs allege that the conspiracy suppressed compensation paid to the putative class members, and the plaintiffs seek trebled monetary damages, attorneys’ fees, injunctive and other equitable relief. We are defending the matter. On April 19, 2024, the District Court dismissed the plaintiffs’ complaint. On May 9, 2025, the U.S. Court of Appeals for the Fourth Circuit reversed the decision of the District Court and remanded the case for further proceedings. On September 11, 2025, the defendants filed a petition for a writ of certiorari with the U.S. Supreme Court. Given the current status of this matter, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of this matter, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $2.2 billion on September 28, 2025. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of September 28, 2025, the estimated change in fair market values from the date of the commitments was not material.

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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 28, 2025, and September 29, 2024, were as follows:

Nine Months Ended	September 28, 2025	September 29, 2024
Beginning balance	$642	$597
Warranty expense	101	84
Payments	(98)	(76)
Adjustments	(1)	9
Ending balance	$644	$614

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the nine-month period ended September 28, 2025, we repurchased 2.4 million of our outstanding shares for $600. On September 28, 2025, 6.9 million shares remained authorized by our board of directors (Board) for repurchase, representing 2.5% of our total shares outstanding. We repurchased 0.7 million shares for $183 in the nine-month period ended September 29, 2024.
Dividends per Share. Our Board declared dividends per share of $1.50 and $4.50 for the three- and nine-month periods ended September 28, 2025, and $1.42 and $4.26 for the three- and nine-month periods ended September 29, 2024, respectively. We paid cash dividends of $403 and $1.2 billion for the three- and nine-month periods ended September 28, 2025, and $390 and $1.1 billion for the three- and nine-month periods ended September 29, 2024, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2024	$(76)	$235	$(1,677)	$(1,518)
Other comprehensive income, pretax	104	539	52	695
Provision for income tax, net	(26)	—	(11)	(37)
Other comprehensive income, net of tax	78	539	41	658
September 28, 2025	$2	$774	$(1,636)	$(860)

December 31, 2023	$11	$673	$(1,843)	$(1,159)
Other comprehensive income, pretax	(31)	(16)	125	78
Provision for income tax, net	7	—	(25)	(18)
Other comprehensive income, net of tax	(24)	(16)	100	60
September 29, 2024	$(13)	$657	$(1,743)	$(1,099)
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

Summary financial information for each of our segments follows:

	Revenue (a)		Other Segment Items (b)		Operating Earnings
Three Months Ended	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Aerospace	$3,234	$2,482	$(2,804)	$(2,177)	$430	$305
Marine Systems	4,096	3,599	(3,805)	(3,341)	291	258
Combat Systems	2,252	2,212	(1,917)	(1,887)	335	325
Technologies	3,325	3,378	(2,998)	(3,052)	327	326
Corporate (c)	—	—	—	—	(52)	(33)
Total	$12,907	$11,671	$(11,524)	$(10,457)	$1,331	$1,181
Nine Months Ended
Aerospace	$9,322	$7,506	$(8,057)	$(6,627)	$1,265	$879
Marine Systems	11,905	10,383	(11,073)	(9,648)	832	735
Combat Systems	6,711	6,602	(5,761)	(5,682)	950	920
Technologies	10,233	9,887	(9,246)	(8,946)	987	941
Corporate (c)	—	—	—	—	(130)	(102)
Total	$38,171	$34,378	$(34,137)	$(30,903)	$3,904	$3,373
(a)See Note B for additional revenue information by segment.
(b)Other segment items consist of material and labor costs, depreciation and amortization, and other overhead and G&A expenses.
(c)Corporate operating costs consisted primarily of equity-based compensation expense.
The following is additional summary financial information for each of our segments:

	Capital Expenditures		Depreciation and Amortization*		Identifiable Assets
Three Months Ended	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	December 31, 2024
Aerospace	$43	$53	$63	$52	$16,651	$16,192
Marine Systems	96	93	64	60	6,743	7,019
Combat Systems	35	31	27	30	11,295	10,275
Technologies	38	24	69	73	19,212	19,286
Corporate	—	—	3	3	3,698	3,108
Total	$212	$201	$226	$218	$57,599	$55,880
Nine Months Ended
Aerospace	$106	$162	$182	$156
Marine Systems	295	267	194	176
Combat Systems	69	69	82	85
Technologies	79	61	205	220
Corporate	3	2	9	9
Total	$552	$561	$672	$646
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
We did not have any significant non-financial assets or liabilities measured at fair value on September 28, 2025, or December 31, 2024.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on September 28, 2025, and December 31, 2024, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	September 28, 2025
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$3	$3	$—	$3	$—
Available-for-sale debt securities	143	143	—	143	—
Commingled equity funds	51	51	51	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	52	52	31	—	21
Cash flow hedge assets	78	78	—	78	—
Cash flow hedge liabilities	(66)	(66)	—	(66)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,078)	(7,590)	—	(7,590)	—

	December 31, 2024
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$36	$36	$27	$9	$—
Available-for-sale debt securities	128	128	—	128	—
Commingled equity funds	48	48	48	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	28	—	12
Cash flow hedge assets	52	52	—	52	—
Cash flow hedge liabilities	(140)	(140)	—	(140)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,826)	(8,103)	—	(8,103)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On September 28, 2025, and December 31, 2024, we held $2.5 billion and $1.7 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On September 28, 2025, and December 31, 2024, we held marketable securities in trust of $203 and $218, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $5.6 billion and $6.2 billion on September 28, 2025, and December 31, 2024, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and nine-month periods ended September 28, 2025, and September 29, 2024. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and nine-month periods ended September 28, 2025, and September 29, 2024, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on September 28, 2025, and December 31, 2024.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended September 28, 2025,

and September 29, 2024. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended September 28, 2025, and September 29, 2024.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three- and nine-month periods ended September 28, 2025, and September 29, 2024, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost	$18	$19	$1	$1
Interest cost	149	157	7	7
Expected return on plan assets	(184)	(206)	(8)	(8)
Net actuarial loss (gain)	26	48	(8)	(7)
Prior service (credit) cost	(1)	(2)	—	1
Net periodic benefit cost (credit)	$8	$16	$(8)	$(6)
Nine Months Ended
Service cost	$53	$56	$3	$3
Interest cost	448	471	20	21
Expected return on plan assets	(553)	(617)	(26)	(25)
Net actuarial loss (gain)	80	146	(24)	(23)
Prior service (credit) cost	(4)	(5)	1	2
Net periodic benefit cost (credit)	$24	$51	$(26)	$(22)
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
Our company is organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. Our primary customer is the U.S. government, including the Department of War (DoW) (previously referred to as Department of Defense), the intelligence community and other U.S. government agencies. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business jet aircraft and related services. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

BUSINESS ENVIRONMENT
Federal Government
With approximately 70% of our revenue from the U.S. government, government spending levels influence our financial performance. Although the government's new fiscal year (FY) began on October 1, 2025, the Congress has not passed a continuing resolution (CR) nor a FY funding bill, resulting in a government shutdown. The impact on our 2025 results of operations, financial condition and cash flows is uncertain and depends on the duration and government management of the shutdown. In response to the shutdown, we issued commercial paper subsequent to quarter end to support liquidity in the event of slow or non-payment by our customers impacted by the shutdown. In the Results of Operations section that follows, we have included our current outlook for each operating segment. This outlook reflects management's judgment in light of the uncertainties due to the government shutdown.

In 2025, the administration has taken steps to address federal spending, including forming the Department of Government Efficiency (DOGE) to assist in this process. Thus far, the directives of the administration and actions of the DOGE have resulted in federal government staff reductions, hiring freezes, contract modifications and terminations, and delays in contract awards. We have experienced some award delays and contract terminations as a result of these actions as well as changes in agency priorities, largely within our IT services business. In addition, the administration has implemented new tariffs as part of U.S. trade policy. The duration and extent of the tariffs and any reciprocal tariffs, as well as any available opportunities to lessen the impact, continue to evolve. To date, these actions have not had a material impact on our results of operations, financial condition or cash flows.
Business Aviation
During the third quarter, we began deliveries of our new ultra-large-cabin G800, the world's longest-range business aircraft. The G800 is the replacement aircraft for the G650, which had its final delivery in the second quarter of 2025. In September 2025, we announced our all-new super-midsize G300 aircraft, which will replace the G280 aircraft.

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

CONSOLIDATED OVERVIEW

Three Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$12,907	$11,671	$1,236	10.6%
Operating costs and expenses	(11,576)	(10,490)	(1,086)	10.4%
Operating earnings	1,331	1,181	150	12.7%
Operating margin	10.3%	10.1%
Nine Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$38,171	$34,378	$3,793	11.0%
Operating costs and expenses	(34,267)	(31,005)	(3,262)	10.5%
Operating earnings	3,904	3,373	531	15.7%
Operating margin	10.2%	9.8%
Our consolidated revenue increased in the third quarter and first nine months of 2025 due primarily to double digit percentage growth in our Aerospace and Marine Systems segments. Operating margin increased 20 basis points in the third quarter and 40 basis points in the first nine months of 2025 due primarily to strong operating performance in our Aerospace segment.

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
AEROSPACE

Three Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$3,234	$2,482	$752	30.3%
Operating earnings	430	305	125	41.0%
Operating margin	13.3%	12.3%
Gulfstream aircraft deliveries (in units)	39	28	11	39.3%
Nine Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$9,322	$7,506	$1,816	24.2%
Operating earnings	1,265	879	386	43.9%
Operating margin	13.6%	11.7%
Gulfstream aircraft deliveries (in units)	113	89	24	27.0%

Operating Results
The increase in the Aerospace segment’s revenue in the third quarter and first nine months of 2025 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$630	$1,576
Aircraft services	122	240
Total increase	$752	$1,816
Aircraft manufacturing revenue increased in the third quarter and first nine months of 2025 due primarily to additional G700 aircraft deliveries. Aircraft services revenue was up in the third quarter and first nine months of 2025 due primarily to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base and customer flight activity.
The increase in the segment’s operating earnings in the third quarter and first nine months of 2025 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$95	$293
Aircraft services	(4)	(7)
G&A/other expenses	34	100
Total increase	$125	$386
Aircraft manufacturing operating earnings increased in the third quarter and first nine months of 2025 due primarily to the number and mix of aircraft deliveries, as well as productivity improvements stemming from increased stabilization of the supply chain. G&A/other expenses decreased in the third quarter and first nine months of 2025 due primarily to reduced R&D expenditures after the completion of G800 certification processes. In total, the Aerospace segment’s operating margin increased 100 basis points in the third quarter and 190 basis points in the first nine months of 2025 compared with the prior-year periods.
2025 Outlook
We expect the Aerospace segment’s 2025 revenue to be approximately $13.2 billion with operating margin of approximately 13.3%.
MARINE SYSTEMS

Three Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$4,096	$3,599	$497	13.8%
Operating earnings	291	258	33	12.8%
Operating margin	7.1%	7.2%
Nine Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$11,905	$10,383	$1,522	14.7%
Operating earnings	832	735	97	13.2%
Operating margin	7.0%	7.1%

Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2025 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$509	$1,552
U.S. Navy ship engineering, repair and other services	(12)	(30)
Total increase	$497	$1,522
Revenue from U.S. Navy ship construction was up in the third quarter and first nine months of 2025 due primarily to increased volume on Virginia-class and Columbia-class submarine construction. The Marine Systems segment’s operating margin continues to reflect the impact of a relatively new workforce in some disciplines and supply chain challenges.
2025 Outlook
We expect the Marine Systems segment’s 2025 revenue to be approximately $16 billion with operating margin of approximately 7%.
COMBAT SYSTEMS

Three Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$2,252	$2,212	$40	1.8%
Operating earnings	335	325	10	3.1%
Operating margin	14.9%	14.7%
Nine Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$6,711	$6,602	$109	1.7%
Operating earnings	950	920	30	3.3%
Operating margin	14.2%	13.9%
Operating Results
The increase in the Combat Systems segment’s revenue in the third quarter and first nine months of 2025 consisted of the following:

	Third Quarter	Nine Months
Weapons systems and munitions	$77	$140
International military vehicles	39	74
U.S. military vehicles	(76)	(105)
Total increase	$40	$109
Weapons systems and munitions revenue increased in the third quarter and first nine months of 2025 due primarily to increased ammunition and ordnance work and higher volume on missile subsystems programs. Revenue from U.S. military vehicles decreased in the third quarter and first nine months of 2025 due primarily to lower volume on Stryker programs as well as the termination of the M10 Booker program. Overall, the Combat Systems segment’s operating margin increased 20 basis points in the third quarter and 30 basis points in the first nine months of 2025 on improved performance.

2025 Outlook
We expect the Combat Systems segment’s 2025 revenue to be approximately $9.2 billion with operating margin of approximately 14.3%.
TECHNOLOGIES

Three Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$3,325	$3,378	$(53)	(1.6%)
Operating earnings	327	326	1	0.3%
Operating margin	9.8%	9.7%
Nine Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$10,233	$9,887	$346	3.5%
Operating earnings	987	941	46	4.9%
Operating margin	9.6%	9.5%
Operating Results
The change in the Technologies segment’s revenue in the third quarter and first nine months of 2025 consisted of the following:

	Third Quarter	Nine Months
Information technology (IT) services	$9	$356
C5ISR* solutions	(62)	(10)
Total change	$(53)	$346
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue decreased as expected in the third quarter due primarily to program timing and ramp-down of legacy programs, and increased in the first nine months of 2025 due primarily to higher volume of IT services. Overall, the Technologies segment’s operating margin increased 10 basis points in the third quarter and first nine months of 2025.
2025 Outlook
We expect the Technologies segment’s 2025 revenue to be approximately $13.5 billion with operating margin of approximately 9.4%.
CORPORATE
Corporate operating costs totaled $52 in the third quarter and $130 in the first nine months of 2025 compared with $33 in the third quarter and $102 in the first nine months of 2024 and consisted primarily of equity-based compensation expense. Corporate operating costs are expected to be around $160 in 2025.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$8,021	$6,767	$1,254	18.5%
Operating costs	(6,788)	(5,760)	(1,028)	17.8%
Nine Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$23,367	$20,061	$3,306	16.5%
Operating costs	(19,752)	(17,074)	(2,678)	15.7%
The increase in product revenue in the third quarter and first nine months of 2025 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$630	$1,576
Ship construction	509	1,552
Other, net	115	178
Total increase	$1,254	$3,306
Aircraft manufacturing revenue increased in the third quarter and first nine months of 2025 due to additional aircraft deliveries. Ship construction revenue increased due primarily to higher volume on the Virginia-class and Columbia-class submarine programs. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$4,886	$4,904	$(18)	(0.4%)
Operating costs	(4,151)	(4,095)	(56)	1.4%
Nine Months Ended	September 28, 2025	September 29, 2024	Variance
Revenue	$14,804	$14,317	$487	3.4%
Operating costs	(12,609)	(12,025)	(584)	4.9%
The change in service revenue in the third quarter and first nine months of 2025 consisted of the following:

	Third Quarter	Nine Months
C5ISR solutions/IT services	$10	$451
Aircraft services	122	240
Other, net	(150)	(204)
Total change	$(18)	$487
Increased IT services volume drove the higher service revenue in the first nine months of 2025. Aircraft services revenue was up in 2025 due to additional maintenance work. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.

G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 5% in the first nine months of 2025 compared with 5.5% in the first nine months of 2024.
OTHER, NET
Net other income was $51 in the first nine months of 2025 compared with $47 in the first nine months of 2024, and represents primarily the non-service components of pension and other post-retirement benefits. In 2025, we expect net other income to be approximately $70.
INTEREST, NET
Net interest expense was $251 in the first nine months of 2025 compared with $248 in the prior-year period. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. In 2025, we expect net interest expense to be approximately $330.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.2% in the first nine months of 2025 compared with 17.0% in the prior-year period. For 2025, we anticipate a full-year effective tax rate of approximately 17.5%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $109.9 billion at the end of the third quarter of 2025 compared with $103.7 billion at the end of the second quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $167.7 billion on September 28, 2025.

The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2025:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	September 28, 2025
Aerospace	$19,476	$1,131	$20,607	$1,147	$21,754
Marine Systems	38,757	14,854	53,611	14,839	68,450
Combat Systems	17,232	1,470	18,702	9,553	28,255
Technologies	10,269	6,668	16,937	32,341	49,278
Total	$85,734	$24,123	$109,857	$57,880	$167,737

	June 29, 2025
Aerospace	$18,676	$1,227	$19,903	$1,165	$21,068
Marine Systems	39,298	13,674	52,972	14,708	67,680
Combat Systems	15,961	616	16,577	9,592	26,169
Technologies	9,945	4,285	14,230	32,011	46,241
Total	$83,880	$19,802	$103,682	$57,476	$161,158

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2025 with backlog of $20.6 billion.
Orders for new Gulfstream aircraft reflected strong demand across our portfolio of products and services, including orders for our recently announced G300 aircraft. The segment achieved a book-to-bill ratio (orders divided by revenue) of 1.3-to-1 in the third quarter of 2025, even as revenue grew more than 30% over the year-ago quarter.
Estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On September 28, 2025, estimated potential contract value in the Aerospace segment was $1.1 billion.

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
Total backlog in our defense segments was $89.3 billion on September 28, 2025. In the third quarter and first nine months of 2025, the defense segments achieved a book-to-bill ratio of 1.6-to-1. Estimated potential contract value in our defense segments was $56.7 billion on September 28, 2025.

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
We ended the third quarter of 2025 with a cash and equivalents balance of $2.5 billion compared with $1.7 billion at the end of 2024. Following is a discussion of our major operating, investing and financing activities in the first nine months of 2025 and 2024, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Nine Months Ended	September 28, 2025	September 29, 2024
Net cash provided by operating activities	$3,559	$1,952
Net cash used by investing activities	(422)	(588)
Net cash used by financing activities	(2,306)	(1,173)

OPERATING ACTIVITIES
Cash provided by operating activities was $3.6 billion in the first nine months of 2025 compared with $2 billion in the same period in 2024. The primary driver of cash flows in both periods was net earnings. Cash flows in 2024 were affected negatively by growth in operating working capital, particularly driven by timing in our Aerospace and Combat Systems segments.

INVESTING ACTIVITIES
Cash used by investing activities was $422 in the first nine months of 2025 compared with $588 in the same period in 2024. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $552 in the first nine months of 2025 compared with $561 in the same period in 2024.

FINANCING ACTIVITIES
Cash used by financing activities was $2.3 billion in the first nine months of 2025 compared with $1.2 billion in the same period in 2024. Financing activities include the use of cash for repurchases of common stock, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 5, 2025, our board of directors (Board) declared an increased quarterly dividend of $1.50 per share, the 28th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.42 per share in March 2024. Cash dividends paid were $1.2 billion in the first nine months of 2025 compared with $1.1 billion in the same period in 2024.
We paid $600 and $183 in the first nine months of 2025 and 2024, respectively, to repurchase our outstanding shares. On September 28, 2025, 6.9 million shares remained authorized by our Board for repurchase, representing 2.5% of our total shares outstanding.
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
On September 28, 2025, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Nine Months Ended	September 28, 2025	September 29, 2024
Net cash provided by operating activities	$3,559	$1,952
Capital expenditures	(552)	(561)
Free cash flow	$3,007	$1,391
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	116%	74%
Free cash flow	98%	53%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $57 ($0.17) and $119 ($0.35) for the three- and nine-month periods ended September 28, 2025, and $101 ($0.29) for the nine-month period ended September 29, 2024, and decreased our operating earnings (and diluted earnings per share) by $12 ($0.03) for the three-month period ended September 29, 2024. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 28, 2025, or September 29, 2024.
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
STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Nine Months Ended September 28, 2025	Year Ended December 31, 2024
Revenue	$14,905	$18,701
Operating costs and expenses, excluding G&A	(13,293)	(16,638)
Net earnings	605	785

BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	September 28, 2025	December 31, 2024
Cash and equivalents	$1,018	$474
Other current assets	5,093	5,187
Noncurrent assets	4,887	4,841
Total assets	$10,998	$10,502

Short-term debt and current portion of long-term debt	$1,003	$1,500
Other current liabilities	3,326	3,016
Long-term debt	6,957	7,210
Other noncurrent liabilities	3,105	3,170
Total liabilities	$14,391	$14,896
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 28, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on September 28, 2025, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
6/30/25-7/27/25	—	$—	—	6,861,844
7/28/25-8/24/25	—	—	—	6,861,844
8/25/25-9/28/25	—	—	—	6,861,844

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting**
6/30/25-7/27/25	865	291.89
7/28/25-8/24/25	663	310.76
8/25/25-9/28/25	1,886	322.75
	3,414	$312.60
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
We did not make any unregistered sales of equity securities in the third quarter of 2025.

ITEM 5. OTHER INFORMATION
During the quarter ended September 28, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
22    Subsidiary Guarantors (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended June 29, 2025, filed with the SEC on July 23, 2025)
31.1    Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2    Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1    Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2    Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS    Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Dated: October 24, 2025