Form 10-K
period 2025-12-31
GENERAL DYNAMICS CORP
filed 2026-01-30
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[☑] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Large accelerated filer _✓_ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company ___☐ Emerging growth company ___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. _✓_☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___☐No _✓_☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $69,581,612,877 as of June 29, 2025 (based on the closing price of the shares on the New York Stock Exchange).
270,389,759 shares of the registrant’s common stock, $1 par value per share, were outstanding on December 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

PART I

ITEM 1. BUSINESS
(Dollars in millions, unless otherwise noted)

BUSINESS OVERVIEW
General Dynamics is a global aerospace and defense company that specializes in high-end design, engineering and manufacturing to deliver state-of-the-art solutions to our customers. We offer a broad portfolio of products and services in business aviation; ship construction and repair; land combat vehicles, weapon systems and munitions; and technology products and services. Our leadership positions in attractive business aviation and defense markets enable us to deliver superior and enduring capabilities to our customers and returns to our shareholders.
Our company consists of 10 business units, which are organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. To ensure market focus, customer intimacy, agility and operating expertise, each business unit is responsible for the development and execution of its strategy and operating results. This structure allows for a lean corporate function, which sets the overall strategy and governance for the company and is responsible for allocating and deploying capital.
Our business units seek to deliver superior operating results by building industry-leading franchises. To achieve this goal, we invest in advanced technologies, focus on execution, pursue a culture of continuous improvement, and strive to be the low-cost, high-quality provider in each of our markets. The result is long-term value creation measured by delivering on our commitments to our customers coupled with strong earnings and cash flow and an attractive return on capital.
Over the past decade, we have invested to create, renew or expand our portfolio of products and services across our businesses. This includes product development investments in Aerospace to bring to market an all-new lineup of business jet aircraft, capital investments in Marine Systems to support significant growth in U.S. Navy ship and submarine construction over the next two decades, development of next-generation platforms and technologies to meet customers’ emerging requirements in Combat Systems, and both organic development and strategic acquisitions to ensure we can provide a complete spectrum of solutions for our Technologies customers. We expect to realize an attractive return from these investments in each of our segments, and we will continue to ensure our capital deployment delivers long-term growth and enduring value to our shareholders and our customers.
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

We believe the key to long-term value creation in the business jet industry is steady development and release of new aircraft models and technologies and in customer service capabilities. Since acquiring Gulfstream more than 25 years ago, we have made significant investments in research and development (R&D), state-of-the-art manufacturing facilities, and our global maintenance and support network.
We are committed to continual investment in R&D to create new aircraft that consistently broaden customer offerings while raising the bar for safety and performance. The result is the unprecedented development of an all-new lineup of the most technologically advanced business jet aircraft in the world. The Gulfstream family of aircraft offers industry-leading cabin, cockpit and safety technologies and the longest ranges at the fastest speeds in their respective classes.
The following represents Gulfstream’s current product line, along with the maximum range, maximum speed, cabin length (excluding baggage), and total number of city-pair speed records held for each aircraft:

G800

8,200 nautical miles
Mach 0.935
46 feet, 10 inches
8 city-pair records

G700

7,750 nautical miles
Mach 0.935
56 feet, 11 inches
98 city-pair records

G600

6,600 nautical miles
Mach 0.925
45 feet, 2 inches
95 city-pair records

G500

5,300 nautical miles
Mach 0.925
41 feet, 6 inches
65 city-pair records

G400

4,200 nautical miles
Mach 0.90
36 feet, 4 inches

G300

3,600 nautical miles
Mach 0.85
27 feet, 7 inches

G280

3,600 nautical miles
Mach 0.85
25 feet, 10 inches
87 city-pair records

Note: *Range subject to multiple variables*

Gulfstream’s in-service aircraft hold more than 350 city-pair speed records, more than any other business jet manufacturer, including the National Aeronautic Association’s polar and westbound around-the-world speed records.
The most recent addition to the in-service Gulfstream fleet is the ultra-long-range, ultra-large-cabin G800, which entered service in 2025 following U.S. Federal Aviation Administration (FAA) certification in April 2025. The G800 is Gulfstream’s longest-range aircraft, offering an 8,200-nautical-

mile range at Mach 0.85. It replaces the G650 and G650ER, which currently operate in 55 countries with more than 595 aircraft of this family in service. The G800 features Gulfstream’s Symmetry Flight Deck—the industry’s most technologically advanced flight deck—industry-leading high-speed efficiency, and enhanced safety capabilities.
The ultra-long-range, ultra-large-cabin G700 entered service in 2024. It combines Gulfstream’s most spacious cabin with the advanced Symmetry Flight Deck, and the superior high-speed performance of all-new engines to deliver best-in-class capabilities.
The G500 and G600 entered service in 2018 and 2019, respectively. These clean-sheet aircraft replaced the G450 and G550 models, whose combined family has an installed base of more than 1,650 aircraft around the world. Our investment in the development of these aircraft included a new wing, new avionics, new fuselage and new ergonomically designed larger interiors, as well as systems and technologies to improve the manufacturing process and quality of the aircraft. As a result, the G500 and G600 are best in class in terms of speed, fuel efficiency, cabin volume, emissions, range and flight controls.
Gulfstream is currently developing the large-cabin G400 from a clean-sheet design developed in concert with the G500 and G600, expanding commonality across the Gulfstream family. The G400 will join a market segment in which Gulfstream has not participated for several decades, and completes a nearly two-decade effort to develop an all-new family of Gulfstream aircraft.
In the second half of 2025, we announced the all new, super midsize G300 as the latest aircraft to join our next-generation fleet. The aircraft will replace the G280 and feature signature Gulfstream Panoramic Windows as well as an all-new Harmony Flight Deck, which includes next-generation avionics to enhance safety and operational efficiency.
Our disciplined and consistent approach to new product development has allowed us to repeatedly introduce first-to-market capabilities that set industry standards for safety, performance, quality, speed and comfort. Product enhancement and development efforts include initiatives in advanced avionics, composites, flight-control and vision systems, acoustics, and cabin technologies.
Gulfstream designs, develops and manufactures aircraft in Savannah, Georgia, including all large-cabin models. The midsize aircraft are assembled by a non-U.S. partner. All models are outfitted in Gulfstream’s and Jet Aviation’s facilities. As Gulfstream’s aircraft portfolio and customer base have grown and become increasingly global in reach over the years, we have invested in our facilities and operations around the world. At our Savannah campus, we added new purpose-built manufacturing facilities, increased aircraft service capacity, opened a customer-support distribution center and expanded our R&D capabilities.
We offer comprehensive support for the more than 3,000 Gulfstream aircraft in service around the world and operate an extensive network of service centers. We continue to invest in maintenance, repair and overhaul (MRO) facilities, technologies to enhance service, and inventory to accommodate fleet growth. We also operate a 24/7 year-round customer support center and offer on-call Gulfstream aircraft technicians ready to deploy around the world for customer service requirements under our Field and Airborne Support Team (FAST) rapid-response unit.
In addition to expanding the reach of Gulfstream’s aircraft maintenance network outside the United States, Jet Aviation provides a comprehensive suite of innovative aircraft services for aircraft owners and operators around the world. Jet Aviation manages over 300 business aircraft globally on behalf of individuals and corporate owners. We operate a leading global fixed-base operator (FBO) network of approximately 30 facilities on four continents and support all aircraft types with a full range of maintenance services, including 24/7 global aircraft-on-ground support. We also operate one of the world’s largest custom completion and refurbishment centers for both narrow- and wide-body aircraft and perform modifications, upgrades and lifecycle sustainment support for various government fleets. We continue to grow our global footprint through acquisitions, expansions and significant renovations in strategic business aviation markets most frequented by these customers. In 2025, Jet Aviation acquired an FBO at Paris - Le Bourget Airport, the busiest business aviation airport in Europe. This acquisition expands our global FBO network and our capabilities to meet customer needs. We also launched initial operations at our new FBO at Miami Opa Locka Executive Airport in Florida. The facility is expected to be fully operational in mid-2026.
The following map displays the broad reach of our combined Gulfstream and Jet Aviation services network, including authorized service centers:
The Aerospace segment places a priority on sustainability throughout its manufacturing and service operations, producing aircraft that maximize fuel efficiency while offering customers options to reduce or eliminate their carbon footprints. Gulfstream and Jet Aviation have been at the forefront of the industry by adopting and expanding the availability of sustainable aviation fuel (SAF), which achieves as much as an 80% reduction in carbon dioxide emissions per gallon over its lifecycle compared to petroleum-based jet fuel. Gulfstream also offers operators the ability to achieve carbon-neutral travel by facilitating the purchase of carbon-offset credits. In addition to actively expanding the availability of SAF at its FBO locations, Jet Aviation allows customers to purchase SAF at locations where it is not available through a book-and-claim system. Since 2019, Jet Aviation has uploaded more than 12 million gallons of blended SAF to its customers.
Revenue for the Aerospace segment was 25% of our consolidated revenue in 2025, 24% in 2024 and 20% in 2023. Revenue by major products and services was as follows:

Year Ended December 31	2025	2024	2023
Aircraft manufacturing	$9,413	$7,811	$5,710
Aircraft services	3,697	3,438	2,911
Total Aerospace	$13,110	$11,249	$8,621
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
In support of our Navy customer’s significant increase in demand for submarines and surface ships, we have made substantial investments to expand our facilities, grow and train our workforce, and expand our supply chain. The resulting increase in capacity and capabilities will support the significant demand expected in our shipbuilding business, particularly submarines, over the next two decades.
Electric Boat is the prime contractor and lead shipyard on all Navy nuclear-powered submarine programs. The business is responsible for all aspects of design and engineering and leads the construction of both Columbia-class ballistic-missile submarines and Virginia-class attack submarines.
The Columbia-class ballistic-missile submarine is a 12-boat program considered one of the nation’s top acquisition priorities. Accordingly, the program has received the highest possible rating from the government’s Defense Priorities and Allocations System. These submarines will provide strategic deterrent capabilities for decades, with the first boat expected to deliver in 2028 to begin replacement of the current Ohio-class ballistic-missile submarine fleet as it reaches the end of its service life. Construction is scheduled to span two decades, and the value of the Navy’s program of record is in excess of $125 billion.
The Navy procures Virginia-class submarines in multi-boat blocks. Along with an industry partner, we are currently working on Blocks IV and V in the program, with 14 Virginia-class submarines in our backlog scheduled for delivery through 2034. Ten of the boats in Block V will include the Virginia Payload Module, an 84-foot Electric Boat-designed-and-built hull section that adds four additional payload tubes, more than tripling the strike capacity of these submarines and providing unique capabilities to support special missions.
We have invested significant capital over the past several years in expanded and modernized facilities at Electric Boat to support the growth in submarine construction and are working with our Navy customer on additional capacity to meet the increased demand for submarines. Consistent with our commitment to invest capital is our commitment to developing our Electric Boat workforce. We expect the Electric Boat workforce to continue to grow to enable sustained production of one Columbia-class submarine plus up to two Virginia-class submarines per year as the submarine industrial base expands to support that pace. Along with strong contributions from the states of Connecticut and Rhode Island, we invest in the training and tools necessary for our skilled employees to deliver these next-generation submarines to the Navy. We continue to develop and work with our growing network of approximately 3,000 suppliers to support the growth related to concurrent production of the two submarine programs.

Bath Iron Works (BIW) is one of two companies that builds the Arleigh Burke-class (DDG-51) guided-missile destroyer. The DDG-51 class of destroyer is a critical component of the Navy’s surface combatant fleet and represents the longest-running shipbuilding program in Navy history with the first ship procured in 1985. The DDG-51 class has maintained relevance with a series of upgrades and enhanced capabilities up to the current “Flight III” configuration. In 2025, we were competitively awarded construction of an additional DDG-51 destroyer (DDG-148), bringing our total backlog to 11 ships with scheduled deliveries through 2032. BIW is also a part of the core team working with the Navy to design the surface combatant of the future.
BIW also manages modernization and lifecycle support for both Arleigh Burke-class and Zumwalt-class (DDG-1000) destroyers. Within these programs, BIW provides engineering and logistics solutions to upgrade earlier versions of the DDG-51 to Flight III configuration, and to add Conventional Prompt Strike hypersonic missile strike capability to the DDG-1000.
NASSCO specializes in Navy auxiliary and support ships and is currently building the Expeditionary Sea Base (ESB), which serves as an afloat forward-staging base for U.S. Marines and special operations forces, and the John Lewis-class (T-AO-205) fleet replenishment oiler. Work on the final ESB in backlog will complete in 2026, while the seven T-AO-205 ships currently in backlog have deliveries planned into 2030. In 2025, NASSCO received an award for the eleventh and twelfth T-AO-205 ships. In addition to these projects, NASSCO has been awarded a contract to provide a preliminary design for the Navy’s Submarine Tender replacement program (AS(X)). Over the last two decades, NASSCO has partnered with a leading South Korean ship design and equipment procurement company, DSEC Co., Ltd, (DSEC), to design and build many large ocean-going commercial vessels including tankers and cargo ships to support U.S. Jones Act customers based on proven DSEC designs. In 2025, NASSCO, along with DSEC, signed a tri-party memorandum of agreement with Samsung Heavy Industries, one of the world’s leading shipbuilders, to explore future commercial and government opportunities.

On December 31, 2025, backlog for our major ship construction programs and the scheduled final delivery date of ships currently in backlog were as follows:

Virginia-class submarine

$27.9 billion (14 ships) — 2034

Columbia-class submarine

$9.3 billion (first 2 ships)* — 2030

Arleigh Burke-class (DDG-51) destroyer

$8.4 billion (11 ships) — 2032

John Lewis-class (T-AO-205) fleet replenishment oiler

$2.5 billion (7 ships) — 2030

Expeditionary Sea Base (ESB) auxiliary support ship

$0.1 billion (1 ship) — 2026

**Includes both engineering and construction, as well as long-lead materials for future ships*

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
Revenue for the Marine Systems segment was 32% of our consolidated revenue in 2025, 30% in 2024 and 29% in 2023. Revenue by major products and services was as follows:

Year Ended December 31	2025	2024	2023
Nuclear-powered submarines	$12,608	$10,392	$8,631
Surface ships	2,932	2,819	2,698
Repair and other services	1,183	1,132	1,132
Total Marine Systems	$16,723	$14,343	$12,461

COMBAT SYSTEMS
Our Combat Systems segment is a premier manufacturer and integrator of land combat solutions worldwide, including wheeled and tracked combat vehicles, weapon systems, energetics and munitions. The segment consists of three business units — Land Systems, European Land Systems (ELS), and Ordnance and Tactical Systems (OTS).
Combat Systems creates long-term value through operational excellence — high-quality, on-schedule and on-budget performance — combined with investments in innovative technologies that modernize existing platforms and develop next-generation capabilities to meet our customers’ rapidly evolving requirements. We maintain our market-leading position by focusing on innovation, affordability and speed to market to deliver increased survivability, mobility and lethality on the battlefield. Our large installed base of wheeled and tracked vehicles around the world and expertise gained from research, engineering and production programs position us well for modernization programs, support and sustainment services, and future development programs.
Across our portfolio we are investing in innovative new technologies to modernize legacy platforms and introduce all-new capabilities to ensure the ground forces of the United States and its allies maintain their superiority on the battlefield of the future. This includes partnering with commercial technology companies, developing future platforms with digital open-architecture frameworks, and modernizing our manufacturing capabilities to enable rapid, agile upgrading of systems to address emerging threats.
Land Systems is the sole-source producer of two foundational products central to the U.S. Army’s warfighting capabilities — the Abrams main battle tank and Stryker wheeled combat vehicle. Both platforms are core components of the multi-domain, joint war fight in practice today and envisioned on the battlefield of the future.
We continue to maximize the capability, effectiveness and lethality of the Abrams tank. We are currently working with the Army to develop the next generation M1E3 Abrams tank to significantly overmatch current and potential threats on the modern battlefield. The demand by NATO members and other allies and partners for procurement and upgrades of Abrams tanks remains strong, reflected by a growing installed base in Europe, the Middle East, North Africa and Indo-Pacific theaters of operation.
The Stryker is an eight-wheeled, medium-weight combat vehicle that combines lethality, mobility and survivability. Our most recently delivered innovations to this highly versatile platform include enhanced survivability, increased power, improved cross-country mobility and an advanced digital, in-vehicle network. With Stryker’s enabling capabilities, we continue to explore disruptive technologies with the Army for new uses of the vehicle. These include an air defense mission package, as found on the Sergeant Stout, a state-of-the-art electronic warfare suite, a high-energy laser, a high-power microwave and several Army command post options.
Our work on new ground combat vehicles is ongoing with two additional transformational vehicles in development. The XM30 program is a mechanized infantry combat vehicle program for the Army that will replace the M2 Bradley Infantry Fighting Vehicle. This optionally manned platform maneuvers soldiers to a point of positional advantage in close combat and delivers decisive lethality during combined arms engagements. The program is currently a Middle Tier Acquisition Rapid Prototyping with eight initial prototypes being delivered in 2026.

The Advanced Reconnaissance Vehicle (ARV) for the U.S. Marine Corps will provide sensors, communications systems and lethality options to overmatch threats that have historically been addressed by more heavily armored systems. The initial program includes three prototype variants: the Command, Control, Communications and Computers/Unmanned Aircraft Systems (C4/UAS), the ARV-30 with a 30mm auto cannon, and a Logistics variant. Three additional variants are planned over the program life. This program is expected to move to the engineering and manufacturing development phase in 2026 and reflects the evolution of the Marine Corps light armored vehicle (LAV) platform.
Combat Systems provides similar capabilities for U.S. allies and partners through export opportunities and through our longstanding operations in several countries around the world, including Canada, the United Kingdom, Spain, Switzerland, Austria, Germany and Romania. As a result, we have a market-leading position in LAVs with more than 12,000 of the high-mobility, versatile Pandur, Piranha and other LAVs in service worldwide.
Land Systems is producing 515 new LAVs for the Canadian army in nine variants, including ambulances, command posts, maintenance and recovery vehicles, and troop-carrying vehicles, as well as upgrading Canada’s existing fleet. Land Systems is also producing the British Army’s Ajax armored fighting vehicle, a next-generation, medium-weight tracked combat vehicle, the first fully digitized ground combat vehicle in the U.K. Armed Forces. With 589 vehicles comprising six variants, including a reconnaissance vehicle, an armored personnel carrier and various support platforms, the Ajax family of vehicles offers advanced electronic architecture and proven technology for a balance of survivability, lethality and mobility, along with high reliability for a vehicle in its weight class.
ELS is producing and upgrading Piranha vehicles, a premier 8x8 armored combat vehicle, around the world. We are currently providing the Piranha 5 family of vehicles for several countries, including Germany, Romania, Spain and Denmark. The Piranha family of vehicles is expanding through the addition of new versions including the Piranha 6x6 and Piranha 10x10. ELS is producing Luchs 2 reconnaissance vehicles for Germany based on the Piranha 6x6 platform and the Heavy Mission Carrier (HMC) self-propelled howitzer based on the 10x10 variant for Switzerland.
Additionally, we provide mobile bridge systems with payloads ranging from 100 kilograms to 100 tons to customers worldwide. We offer the ASCOD, a highly versatile tracked combat vehicle with multiple versions, including the Spanish Pizarro, Austrian Ulan and Latvian ASCOD Hunter. ELS also offers Duro and Eagle tactical vehicles in a range of options and weight classes and is currently producing these vehicles for Germany, Switzerland and Luxembourg, while providing a full range of product support for the German and Swiss Armed Forces.

On December 31, 2025, the installed base for our major vehicle programs, as well as the quantity and scheduled final delivery date of vehicles and vehicle upgrades in backlog were as follows:

Vehicle	Installed Base		Backlog	
	Vehicle Quantity	*Countries*	*Vehicle Quantity*	*Final Delivery*
ABRAMS Main Battle Tank	*4,511*	*10*	*330*	*2028*
STRYKER Wheeled Vehicle	*4,313*	*5*	*382*	*2028*
LAV	*5,043*	*9*	*240*	*2032*
AJAX Tracked Vehicle	*328*	*1*	*261*	*2028*
ASCOD Tracked Vehicle	*404*	*4*	*85*	*2028*
PANDUR / PIRANHA Armored Vehicle	*7,467*	*29*	*907*	*2032*
DURO / EAGLE Tactical Vehicle	*3,081*	*6*	*2,908*	*2032*

Complementing our military-vehicle portfolio, OTS is a leading provider of capabilities across munitions, weapon systems, artillery, and energetics, with over 25 locations across the United States and Canada. Backed by decades of technical expertise and operational excellence, our broad footprint enables us to deliver capabilities at scale with efficiency and reliability. The breadth and depth of our portfolio allow us to support air, land, and sea domains with solutions that enhance lethality, readiness, and operational advantage for U.S. and allied forces.
We hold a global leadership position in large-caliber tank ammunition, medium-caliber ammunition, and high-speed Gatling guns, providing combat-proven performance and precision firepower. As an artillery systems integrator, OTS produces mission-critical components, including projectiles, artillery propelling charges, and next-generation artillery. We deliver world-class propellants for both direct- and indirect-fire munitions, and as the global leader in extruded propellant manufacturing and the world’s largest producer of the trusted Ball Powder propellant, we power a wide array of U.S. and allied military platforms. As a major component supplier for both tactical and strategic missile platforms, OTS offers concept-to-hardware capability to enhance precision lethality. We design, develop, and manufacture advanced subsystems including control actuators, high-performance warheads, rocket motor cases, solid rocket motors, and launch pod containers, ensuring superior performance across missile platforms.

To meet growing demand, OTS across multiple locations is expanding production capacity and capabilities, including artillery-projectile and propelling-charge load, assemble and pack lines; extruded propellant production; increased Ball Powder propellant capacity; and continued advancement in solid rocket motor production. These initiatives will strengthen supply chain resiliency and support the full lifecycle of critical defense systems.
Revenue for the Combat Systems segment was 17% of our consolidated revenue in 2025, 19% in 2024 and 20% in 2023. Revenue by major products and services was as follows:

Year Ended December 31	2025	2024	2023
Military vehicles	$4,970	$5,101	$5,036
Weapon systems and munitions	3,104	2,932	2,442
Engineering and other services	1,172	964	790
Total Combat Systems	$9,246	$8,997	$8,268
TECHNOLOGIES
Our Technologies segment provides a full spectrum of services, technologies and products to a wide range of military, intelligence, federal civilian and state customers. The segment is organized into two business units — Information Technology (GDIT) and Mission Systems — with a diverse portfolio that includes:
•technology solutions and mission-support services and solutions;
•mobile communication, computers, command-and-control and cyber (C5) mission systems; and
•intelligence, surveillance and reconnaissance (ISR) solutions.
Over the past decade, the U.S. Department of War (DoW), the intelligence community and federal civilian agencies have increasingly prioritized technology solutions to drive operational efficiencies, advance security and accelerate mission-decision making in real time. Expanded geopolitical and cyber threats and the demand for advanced warfighter connectivity have accelerated these trends, adding urgency to required technology investments. The result is an increase in federal information technology (IT) modernization and technology spending in recent years and a shift to the rapid development of solutions to meet the ever-changing information-systems and mission-support needs of these customers.
GDIT and Mission Systems share a common defense, intelligence and federal civilian customer base and, when appropriate, go to market together. We make strategic investments in new and emerging technologies and partner with commercial companies to bring solutions to our customers that combine leading-edge technologies with an intimate knowledge of customers’ mission needs. The segment’s highly skilled workforce comprises approximately 40,000 employees, including technologists, engineers, mission experts and cleared personnel critical to solving the toughest security and technology challenges facing the United States and its allies.
GDIT provides technology solutions and expertise that underpin our national security systems, modernize government operations, and secure networks, data and information from sophisticated cyber attacks. Operating thousands of complex digital modernization programs across the federal government, GDIT’s expansive portfolio includes cloud services, cybersecurity, network modernization, artificial intelligence/machine learning (AI/ML), application development, high-performance computing, and 5G and advanced communications. At the center of these efforts is GDIT’s development of secure, tailorable and scalable digital solutions, known as our Digital Accelerators. These Digital Accelerators are at the forefront of technological trends and are designed to accelerate customers’ adoption and integration of advanced technologies to meet unique mission needs. With technology evolving at an unprecedented pace, GDIT operates a national network of technology innovation labs that enable rapid development, testing and fielding of prototypes alongside commercial technology partners.
Mission Systems is a defense electronics manufacturer and integrator for Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance (C5ISR) applications in all domains. Our products and solutions are built into platforms and integrated systems critical to our national security. The business’s portfolio includes both prime contract programs with government customers as well as subcontract positions with large platform providers to develop and integrate technologies to make their systems smarter and more secure.
The Technologies segment leverages its scale, partnerships and deep knowledge of its customers’ missions and challenges to bring innovation to those customers across a portfolio of thousands of contracts. While no individual contract is material to the segment’s results, the following highlights provide a sampling of the capabilities this business delivers.
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
In the federal civilian market, GDIT is operating and modernizing the Healthcare Integrated General Ledger Accounting System (HIGLAS) for the Centers for Medicare and Medicaid Services (CMS). HIGLAS is a single, integrated accounting system that standardizes and centralizes federal financial accounting for all of CMS’s programs. The HIGLAS system processes approximately 4.5 million Medicare transactions daily and over $1.7 trillion in annual payments. In modernizing the HIGLAS system, GDIT is leveraging its AI/ML capabilities to analyze trends and patterns to determine potential anomalies in the data and detect fraud, waste and abuse.
Under the User Facing and Data Center Services (UDS) contract for the National Geospatial-Intelligence Agency (NGA), GDIT is providing hybrid cloud services, and innovative IT design, engineering, implementation and operations support services. We supported NGA in the development of their new headquarters in St. Louis, Missouri, which opened in late 2025, and are committed to supporting the St. Louis area as a strategic hub for the geospatial intelligence community through our innovation center, community partnerships and talent pipeline programs.
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
We are working with our U.S. Army customer to adapt elements of advanced resilient radio frequency (RF) to address battlefield realities such as jamming, spoofing, cyberattacks and lack of ground connectivity. Given our deep product innovation experience, we were selected to build the Next Generation Survival radio for the U.S. Joint Forces. For the Canadian Army, we provide the Land Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) system.

Mission Systems continues to advance our nation’s position in the space domain. The U.S. Space Development Agency (SDA) selected Mission Systems to establish the ground operations and integration segment for Tranches 1 and 2 of the National Defense Space Architecture by building ground entry points and operations centers, as well as providing network operations and systems integration services for the SDA’s proliferated Low Earth Orbit satellites. In addition, we provide critical subsystems for data processing and security of space assets across multiple space vehicle platforms.
In the maritime domain, we have a more than 60-year legacy of providing critical systems to the Navy’s submarine programs. These include advanced fire-control and weapon-launch systems; tactical control systems; specialized hardware and software solutions for acoustics, cybersecurity and torpedo guidance; and other core capabilities that are essential for submarine modernization for U.S. and allied forces.
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
Revenue for the Technologies segment was 26% of our consolidated revenue in 2025, 27% in 2024 and 31% in 2023. Revenue by major products and services was as follows:

Year Ended December 31	2025	2024	2023
IT services	$9,057	$8,761	$8,459
C5ISR solutions	4,414	4,366	4,463
Total Technologies	$13,471	$13,127	$12,922

CUSTOMERS
In 2025, 68% of our consolidated revenue was from the U.S. government, 15% was from U.S. commercial customers, 8% was from non-U.S. government customers and the remaining 9% was from non-U.S. commercial customers.

U.S. GOVERNMENT
Our primary customer is the DoW. We also contract with other U.S. government customers, including the intelligence community and other departments and agencies. Our revenue from the U.S. government was as follows:

Year Ended December 31	2025	2024	2023
DoW	$29,788	$27,191	$24,720
Non-DoW	4,954	4,810	4,711
Foreign military sales (FMS)*	1,015	1,063	896
Total U.S. government	$35,757	$33,064	$30,327
% of total revenue	68%	69%	72%
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
Of our U.S. government revenue, fixed-price contracts accounted for 51% in 2025, 51% in 2024 and 53% in 2023; cost-reimbursement contracts accounted for 44% in 2025, 43% in 2024 and 41% in 2023; and time-and-materials contracts accounted for 5% in 2025, and 6% in 2024 and 2023.
For information on the advantages and disadvantages of each of these contract types, see Note B to the Consolidated Financial Statements in Item 8.
U.S. COMMERCIAL
Our U.S. commercial revenue was $7.6 billion in 2025, $6.7 billion in 2024 and $5.8 billion in 2023, which represented 15% of our consolidated revenue in 2025, and 14% in 2024 and 2023. The majority of this revenue was for business jet aircraft and related services where our customer base consists of individuals and public and privately held companies across a wide range of industries.
NON-U.S.
Our revenue from non-U.S. government and commercial customers was $9.2 billion in 2025, $8 billion in 2024 and $6.1 billion in 2023, which represented 17% of our consolidated revenue in 2025, 17% in 2024 and 14% in 2023.
We conduct business with customers around the world. Our non-U.S. defense subsidiaries maintain long-term relationships with their customers and have established themselves as principal regional suppliers and employers, providing a broad portfolio of products and services.
Our non-U.S. commercial revenue consists primarily of business jet aircraft exports and worldwide aircraft services. While the installed base of aircraft is concentrated in North America, orders from customers outside North America represent a significant portion of our aircraft business with approximately 38% of the Aerospace segment’s aircraft backlog on December 31, 2025.

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
We are involved in teaming and subcontracting relationships with some of our competitors. Competitions for major defense and other government contracting programs often require companies to form teams to bring together a spectrum of capabilities to meet the customer’s requirements. Opportunities associated with these programs include roles overseeing and coordinating the efforts of all participants on a team, or as a provider of a specific component or subsystem.
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

INTELLECTUAL PROPERTY
We develop specific technology, manufacturing processes and systems-integration intellectual property. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to and from others. The U.S. government holds licenses to many of our patents developed in the performance of U.S. government contracts, and it may use or authorize others to use the inventions covered by these patents. Although these intellectual property rights are important to the operation of our business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

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
We recognize that our success as a company depends on our ability to attract, develop and retain qualified people. General Dynamics works hard to promote an environment where employees feel respected and empowered to contribute effectively. We are dedicated to workplaces that foster and support a principled, fair and productive environment. We stand for basic universal human rights, including that employment must be voluntary. We track, measure and analyze our workforce trends to establish accountability for putting people first across our businesses and at every level of our company.
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

2025 WORKFORCE STATISTICS
•Approximately 84% of our employees are based in the United States, of which roughly 69% are white, 31% are people of color, 20% are veterans of the U.S. Armed Forces and 9% have self-reported having a disability. The remaining 16% of our workforce is based internationally in over 65 countries with the primary concentrations being in North America and Europe. Approximately 23% of our workforce is represented by collective bargaining agreements.
•Our global workforce is 77% male and 23% female, and our senior leadership teams across the business are represented by 76% males and 24% females. During 2025, we hired more than 18,700 individuals.

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

REGULATORY MATTERS
U.S. GOVERNMENT CONTRACTS
U.S. government contracts are subject to procurement laws and regulations. The Federal Acquisition Regulation (FAR) and the Cost Accounting Standards (CAS) govern the majority of our contracts. The FAR mandates uniform policies and procedures for U.S. government acquisitions and purchased services. Also, individual agencies can have acquisition regulations that provide implementing language for the FAR or that supplement the FAR. For example, the DoW implements the FAR through the Defense Federal Acquisition Regulation Supplement (DFARS). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including:
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
Government contractors operate in a highly regulated environment and are subject to audit by the U.S. government. Numerous U.S. government agencies routinely audit and review government contractors. These agencies review a contractor’s performance under its contracts and compliance with applicable laws, regulations and standards. The U.S. government also reviews the adequacy of, and compliance with, internal control systems and policies, including the contractor’s purchasing, property, estimating, material, earned value management and accounting systems. In some cases, audits may result in delayed payments or contractor costs not being reimbursed or subject to repayment. If an audit or investigation were to result in allegations against a contractor of improper or illegal activities, civil or criminal penalties and administrative sanctions could result, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, reputational harm could result if allegations of impropriety were made. In some cases, audits may result in disputes with the respective government agency that can result in negotiated settlements, arbitration or litigation. Moreover, new laws, regulations, executive orders or standards, or changes to existing ones, can increase our legal, reputation or operational risk, performance and compliance costs and reduce our revenue and earnings.

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
On December 31, 2025, our segments had material operations at the following locations:
•Aerospace – Mesa and Scottsdale, Arizona; Van Nuys, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Westfield, Massachusetts; Teterboro, New Jersey; New York, New York; Tulsa, Oklahoma; Dallas and Fort Worth, Texas; Appleton, Wisconsin; Sydney, Australia; Mexicali, Mexico; Singapore; Basel, Switzerland; Farnborough, United Kingdom.
•Marine Systems – San Diego, California; Groton, New London and Waterford, Connecticut; Jacksonville, Florida; Bath and Brunswick, Maine; Middletown and North Kingstown, Rhode Island; Norfolk and Portsmouth, Virginia; Bremerton, Washington; Mexicali, Mexico.
•Combat Systems – Anniston, Alabama; East Camden, Arkansas; Healdsburg, California; Crawfordsville, St. Petersburg and Tallahassee, Florida; Marion, Illinois; Saco, Maine; Sterling Heights, Michigan; Lincoln, Nebraska; Lima, Ohio; Eynon, Scranton and Wilkes-Barre, Pennsylvania; Mesquite, Texas; Joint Base Lewis-McChord, Washington; Vienna, Austria; Le Gardeur, London and Valleyfield, Canada; Kaiserslautern and Neubrandenburg, Germany; Madrid, Sevilla and Trubia, Spain; Bürglen, Kreuzlingen and Tägerwilen, Switzerland; Merthyr Tydfil, United Kingdom.
•Technologies – Daleville, Alabama; Scottsdale, Arizona; Orlando, Florida; Bossier City, Louisiana; Annapolis Junction, Maryland; Dedham, Pittsfield and Taunton, Massachusetts; Bloomington, Minnesota; Albany, New York; Greensboro, North Carolina; Chesapeake and Marion, Virginia; multiple locations in Northern Virginia; Ottawa, Canada; Oakdale and St. Leonards, United Kingdom.
A summary of floor space by segment on December 31, 2025, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	7.2	10.1	0.5	17.8
Marine Systems	10.1	5.4	—	15.5
Combat Systems	6.2	6.5	4.9	17.6
Technologies	2.3	7.2	0.9	10.4
Total square feet	25.8	29.2	6.3	61.3

ITEM 3. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note M to the Consolidated Financial Statements in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
All of our executive officers are appointed annually. None of our executive officers were selected pursuant to any arrangement or understanding between the officer and any other person. Set forth below is information regarding our executive officers as of January 30, 2026 (references are to positions with General Dynamics Corporation, unless otherwise noted):

Name, Position and Office	Age

Jason W. Aiken – Executive Vice President, Combat Systems and Mission Systems since June 2025; Executive Vice President, Technologies, February 2024 - June 2025; Executive Vice President, Technologies and Chief Financial Officer, January 2023 - February 2024; Senior Vice President and Chief Financial Officer, January 2014 - December 2022; Vice President of the company and Chief Financial Officer of Gulfstream Aerospace Corporation, September 2011 - December 2013; Vice President and Controller, April 2010 - August 2011; Staff Vice President, Accounting, July 2006 - March 2010	53

Shane A. Berg – Senior Vice President, Human Resources and Administration since February 2024; Senior Vice President, Planning and Development, January 2022 - February 2024; Executive Vice President of Princeton Theological Seminary, 2016 - January 2022	54

Christopher J. Brady – Vice President of the company and President of General Dynamics Mission Systems since January 2019; Vice President, Engineering of General Dynamics Mission Systems, January 2015 - December 2018; Vice President, Engineering of General Dynamics C4 Systems, May 2013 - December 2014; Vice President, Assured Communications Systems of General Dynamics C4 Systems, August 2004 - May 2013	63

Mark L. Burns – Executive Vice President of the company since June 2025; President of Gulfstream Aerospace Corporation since July 2015; Vice President of the company, February 2014 - June 2025; President, Product Support of Gulfstream Aerospace Corporation, June 2008 - June 2015	66

Danny Deep – President of the company since December 2025; Executive Vice President, Global Operations, June 2025 - December 2025; Executive Vice President, Combat Systems, April 2024 - June 2025; Vice President of the company and President of General Dynamics Land Systems, April 2020 - April 2024; Chief Operating Officer of General Dynamics Land Systems, September 2018 - April 2020; Vice President of General Dynamics Land Systems – Canada, January 2011 - September 2018	56

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary since January 2010; Vice President and Deputy General Counsel, July 2008 - January 2010; Managing Partner of Jenner & Block LLP, January 2005 - June 2008	66

M. Amy Gilliland – Executive Vice President since June 2025; President of General Dynamics Information Technology since September 2017; Senior Vice President of the company, April 2015 - June 2025; Deputy for Operations of General Dynamics Information Technology, April 2017 - September 2017; Senior Vice President, Human Resources and Administration, April 2015 - March 2017; Vice President, Human Resources, February 2014 - March 2015; Staff Vice President, Strategic Planning, January 2013 - February 2014; Staff Vice President, Investor Relations, June 2008 - January 2013	51

Kimberly A. Kuryea – Senior Vice President and Chief Financial Officer since February 2024; Senior Vice President, Human Resources and Administration, April 2017 - April 2024; Vice President and Controller, September 2011 - March 2017; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 - August 2011; Staff Vice President, Internal Audit, March 2004 - October 2007	58

William A. Moss – Vice President and Controller since April 2017; Staff Vice President, Internal Audit, May 2015 - March 2017; Staff Vice President, Accounting, August 2010 - May 2015	62

Phebe N. Novakovic – Chairman and Chief Executive Officer since January 2013; President and Chief Operating Officer, May 2012 - December 2012; Executive Vice President, Marine Systems, May 2010 - May 2012; Senior Vice President, Planning and Development, July 2005 - May 2010; Vice President, Strategic Planning, October 2002 - July 2005	68

David Paddock – Vice President of the company and President of General Dynamics Land Systems since April 2024; Vice President of the company and President of Jet Aviation, July 2019 - April 2024; Senior Vice President, Regional Operations USA of Jet Aviation, January 2015 - July 2019	58

Mark Rayha – Vice President of the company and President of Electric Boat Corporation since December 2024; Senior Vice President and Chief Operating Officer of Electric Boat Corporation, September 2023 - December 2024; Vice President and Chief Financial Officer of Electric Boat Corporation, July 2021 - September 2023; Vice President, Finance of Electric Boat Corporation, January 2020 - July 2021; Vice President and Chief Financial Officer of General Dynamics Mission Systems, January 2015 - January 2020	59

Robert E. Smith – Executive Vice President, Marine Systems, since July 2019; Vice President of the company and President of Jet Aviation, January 2014 - July 2019; Vice President and Chief Financial Officer of Jet Aviation, July 2012 - January 2014	58

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the trading symbol “GD.”
On December 31, 2025, there were approximately 8,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note R to the Consolidated Financial Statements contained in Item 8.
We did not make any unregistered sales of equity securities in 2025.

The following table provides information about our fourth-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

			Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Period	Total Number of Shares	Average Price per Share*
Shares Purchased Pursuant to Share Buyback Program
9/29/25-10/26/25	—	$—	—	6,861,844
10/27/25-11/23/25	—	—	—	6,861,844
11/24/25-12/31/25	110,533	337.30	110,533	6,751,311

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting**
9/29/25-10/26/25	—	—
10/27/25-11/23/25	—	—
11/24/25-12/31/25	1,217	336.19
	111,750	337.29
*Average price per share excludes excise tax.
**    Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On December 31, 2025, 6.8 million shares remained authorized by the Board for repurchase. For additional information relating to our purchases of common stock during the past three years, see Note N to the Consolidated Financial Statements in Item 8.

The following performance graph compares the cumulative total return to shareholders on our common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s 500 Index and the Standard & Poor’s Aerospace & Defense Index, both of which include General Dynamics.
Cumulative Total Return
Based on Investments of $100 Beginning December 31, 2020
(Assumes Reinvestment of Dividends)
(in per-share amounts)

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2020
2021
2022
2023
2024
2025
General Dynamics
S&P Aerospace & Defense
S&P 500

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per-share amounts or unless otherwise noted)
For an overview of our operating segments, including a discussion of our major products and services, see the Business discussion contained in Item 1. The following discussion of our financial condition and results of operations for 2025 compared with 2024 should be read in conjunction with our Consolidated Financial Statements included in Item 8, while a discussion of 2024 compared with 2023 can be found in Item 7 of our annual report on Form 10-K for the year ended December 31, 2024.

BUSINESS ENVIRONMENT
As a global aerospace and defense company, we compete in domestic and international markets, serving both government and commercial customers. Our financial performance is significantly influenced by U.S. government spending levels, administration priorities and the overall economy.

In the federal market, defense spending has been at elevated levels, and the administration has publicly stated support for further increases in fiscal year (FY) 2027. This is reflected in the significant demand in U.S. Navy shipbuilding, particularly submarines. We have invested in our facilities and workforce to increase production capacity to meet this demand, and expect to continue to do so. The increased demand has placed great pressure on the shipbuilding supply chain, which was already impacted by significant demographic issues coming out of the global pandemic. Together with the Navy customer, we have been working to stabilize and grow the supply chain to meet this heightened demand.
We have also been investing in the development of the next generation of combat vehicles and artillery. While the U.S. Army is reviewing its funding priorities and begins transitioning to next-generation combat vehicles, we expect short-term production volumes to be down slightly. Demand for our munitions products has been high and is expected to remain at an elevated level given ongoing conflicts and regional threats.
The administration began taking steps in 2025 to address federal spending and reduce the size of the government. These actions resulted in federal government staff reductions, contract modifications and terminations, and award delays. We experienced some impact from these actions which were largely limited to our IT services business. Our IT services business was also somewhat impacted by the government shutdown at the start of the current fiscal year. We expect some limited ongoing impact from these actions.
We entered 2026 with the government operating under a continuing resolution that expires on January 30. Our outlook for the year assumes that the FY26 budget is approved without significant delay or another prolonged shutdown.
Internationally, as a result of ongoing regional conflicts and the overall threat environment, we have seen increased demand, particularly in Europe, for our Combat Systems military products and services. This provides opportunities for our European businesses present in local markets as well as exports from our North American businesses. To meet this expected demand, there will be increased pressure on the supply chain and our hiring of skilled workers.
In our principal commercial market, Aerospace is experiencing strong demand for business jets. Our ability to produce new aircraft is dependent on our supply chain, and while performance has improved and the overall supply chain has stabilized, we have experienced some challenges in terms of delay including at our Israel-based supplier of mid-cabin airframes caused by the conflict with Hamas.
Our Aerospace business has been impacted by inflationary pressures and the administration’s implementation of tariffs. To date, the tariffs have not had a material impact on our results but did reduce the Aerospace operating margins by 30 basis points in 2025. The duration and extent of the tariffs continue to evolve. The ongoing sanctions on Russia have also restricted access to a segment of the market.
Overall, we believe our investments in a new family of Gulfstream aircraft will continue to fuel demand. The most recent addition is the G800, which entered service in 2025. In addition, we expect the growing installed base of aircraft will continue to lead to increased demand for global aircraft services.

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

CONSOLIDATED OVERVIEW
2025 IN REVIEW
•Strong operating performance:
◦Revenue of $52.6 billion, an increase of 10.1% from 2024
◦Operating earnings of $5.4 billion, an increase of 11.7% from 2024, with sequential growth throughout the year
◦Diluted earnings per share of $15.45, up 13.4% from 2024
◦Cash provided by operating activities of $5.1 billion, or 122% of net earnings
•Backlog of $118 billion, an increase of 30% from 2024, supports our long-term growth expectations:
◦Strong Gulfstream aircraft order activity, including orders across all aircraft models
◦Several significant contract awards received in our defense segments, including $20.1 billion of combined awards from the U.S. Navy for the Virginia-class and Columbia-class submarine programs and $9.2 billion of combined awards for wheeled and tracked vehicles for international customers

Year Ended December 31	2025	2024	Variance
Revenue	$52,550	$47,716	$4,834	10.1%
Operating costs and expenses	(47,194)	(42,920)	(4,274)	10.0%
Operating earnings	5,356	4,796	560	11.7%
Operating margin	10.2%	10.1%
Our consolidated revenue increased in 2025 driven by growth across all segments, including double-digit percentage growth in our Aerospace and Marine Systems segments. Operating margin increased 10 basis points.

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
AEROSPACE

Year Ended December 31	2025	2024	Variance
Revenue	$13,110	$11,249	$1,861	16.5%
Operating earnings	1,746	1,464	282	19.3%
Operating margin	13.3%	13.0%
Gulfstream aircraft deliveries (in units)	158	136	22	16.2%
Operating Results
The increase in the Aerospace segment’s revenue in 2025 consisted of the following:

Aircraft manufacturing	$1,602
Aircraft services	259
Total increase	$1,861
Aircraft manufacturing revenue increased in 2025 due to additional G700 deliveries. Initial deliveries of the new G800 largely offset the decrease in G650 revenue with its final deliveries in 2025. Aircraft services revenue was higher in 2025 due to increased customer demand for aircraft maintenance based on established maintenance cycles, a larger installed base and customer flight activity.
The increase in the segment’s operating earnings in 2025 consisted of the following:

Aircraft manufacturing	$222
Aircraft services	(53)
G&A/other expenses	113
Total increase	$282
Aircraft manufacturing operating earnings increased in 2025 due primarily to the increase in ultra-large-cabin aircraft deliveries. G&A/other expenses decreased in 2025 due primarily to reduced R&D expenditures after completion of the G800 certification process. In total, the Aerospace segment’s operating margin increased 30 basis points in 2025.
2026 Outlook
We expect the Aerospace segment’s 2026 revenue to increase to approximately $13.6 billion with operating margin of approximately 14%.

MARINE SYSTEMS

Year Ended December 31	2025	2024	Variance
Revenue	$16,723	$14,343	$2,380	16.6%
Operating earnings	1,177	935	242	25.9%
Operating margin	7.0%	6.5%
Operating Results
The increase in the Marine Systems segment’s revenue in 2025 consisted of the following:

U.S. Navy ship construction	$2,213
U.S. Navy ship engineering, repair and other services	167
Total increase	$2,380
Revenue from U.S. Navy ship construction was up in 2025 due primarily to increased volume on Virginia-class and Columbia-class submarine construction. The Marine Systems segment’s operating margin increased 50 basis points in 2025 as 2024 included the unfavorable impact of supplier cost growth.
2026 Outlook
We expect the Marine Systems segment’s 2026 revenue to increase to $17.3-$17.7 billion with operating margin of around 7.3%.
COMBAT SYSTEMS

Year Ended December 31	2025	2024	Variance
Revenue	$9,246	$8,997	$249	2.8%
Operating earnings	1,331	1,276	55	4.3%
Operating margin	14.4%	14.2%
Operating Results
The increase in the Combat Systems segment’s revenue in 2025 consisted of the following:

Weapon systems and munitions	$258
International military vehicles	194
U.S. military vehicles	(203)
Total increase	$249
Weapon systems and munitions revenue increased in 2025 due to increased propellant production and higher volume on missile subsystems programs. Revenue from international military vehicles was up in 2025 due to higher volume on several wheeled and tracked vehicle programs in Europe. Revenue from U.S. military vehicles decreased in 2025 due primarily to the termination of the M10 Booker program and lower volume on Stryker programs, partially offset by higher volume on the XM30 program. The Combat Systems segment’s operating margin increased 20 basis points compared with 2024 driven by favorable program mix.

2026 Outlook
We expect the Combat Systems segment’s 2026 revenue to increase to approximately $9.6-$9.7 billion with operating margin of approximately 14.1%.
TECHNOLOGIES

Year Ended December 31	2025	2024	Variance
Revenue	$13,471	$13,127	$344	2.6%
Operating earnings	1,277	1,260	17	1.3%
Operating margin	9.5%	9.6%
Operating Results
The increase in the Technologies segment’s revenue in 2025 consisted of the following:

Information technology (IT) services	$296
C5ISR* solutions	48
Total increase	$344
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue increased in 2025 due primarily to demand for IT services. Overall, the segment’s margin decreased 10 basis points compared with 2024.
2026 Outlook
We expect the Technologies segment’s 2026 revenue to increase to approximately $13.8 billion with operating margin of approximately 9.2%.
CORPORATE
Corporate operating costs totaled $175 in 2025 and $139 in 2024 and consisted of equity-based compensation expense and other miscellaneous expenses. Corporate operating costs are expected to be approximately $160 in 2026.

OTHER INFORMATION
PRODUCT AND SERVICE REVENUE AND OPERATING COSTS

Year Ended December 31	2025	2024	Variance
Revenue:
Products	$33,021	$28,635	$4,386	15.3%
Services	19,529	19,081	448	2.3%
Operating Costs:
Products	$(27,965)	$(24,332)	$(3,633)	14.9%
Services	(16,634)	(16,020)	(614)	3.8%

The increase in product revenue in 2025 consisted of the following:

Ship construction	$2,213
Aircraft manufacturing	1,602
Weapon systems and munitions	258
International military vehicles	194
Other, net	119
Total increase	$4,386
Ship construction revenue was up due primarily to higher volume on submarine programs. Aircraft manufacturing revenue increased due to additional aircraft deliveries. Weapon systems and munitions revenue increased due to increased propellant production and higher volume on missile subsystems programs. International military vehicles was up due primarily to demand for wheeled and tracked combat vehicle programs. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
The increase in service revenue in 2025 consisted of the following:

C5ISR solutions/IT services	$368
Aircraft services	259
Other, net	(179)
Total increase	$448
The increase in service revenue is due to demand for IT services and aircraft maintenance work. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses decreased to 4.9% in 2025 compared with 5.4% in 2024 due to growth in revenue. We expect G&A expenses as a percentage of revenue in 2026 to be generally consistent with 2025.
OTHER, NET
Net other income was $61 in 2025 and $68 in 2024 and represents primarily the non-service components of pension and other post-retirement benefits. In 2026, we expect net other income to be approximately $50.
INTEREST, NET
Net interest expense was $314 in 2025 and $324 in 2024. See Note K to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations, including interest rates. We expect 2026 net interest expense to be approximately $340, which assumes that we refinance the notes maturing in 2026 at higher interest rates.

PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.5% in 2025 and 16.7% in 2024. For further discussion, including a reconciliation of our effective tax rate from the statutory federal rate, see Note D to the Consolidated Financial Statements in Item 8. For 2026, we expect a full-year effective tax rate of approximately 17.5%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $118 billion on December 31, 2025, compared to $90.6 billion at the end of 2024. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the Consolidated Financial Statements in Item 8. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $178.9 billion on December 31, 2025.
The following table details the backlog and estimated potential contract value of each segment at the end of 2025 and 2024:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	December 31, 2025
Aerospace	$20,804	$1,024	$21,828	$1,120	$22,948
Marine Systems	36,808	15,532	52,340	11,823	64,163
Combat Systems	26,064	1,154	27,218	14,670	41,888
Technologies	9,865	6,795	16,660	33,280	49,940
Total	$93,541	$24,505	$118,046	$60,893	$178,939

	December 31, 2024
Aerospace	$18,895	$798	$19,693	$1,132	$20,825
Marine Systems	30,530	9,288	39,818	9,560	49,378
Combat Systems	16,142	838	16,980	8,647	25,627
Technologies	9,577	4,529	14,106	34,029	48,135
Total	$75,144	$15,453	$90,597	$53,368	$143,965
For additional information about our major products and services in backlog see the Business discussion contained in Item 1.

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended 2025 with backlog of $21.8 billion.
Orders in 2025 reflected strong demand across our portfolio of products and services, including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 1.2-to-1 in 2025, even as revenue grew by more than 15% year over year.

Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On December 31, 2025, estimated potential contract value in the Aerospace segment was $1.1 billion.
Demand for Gulfstream aircraft remains strong across customer types and geographic regions, generating orders from public and privately held companies, individuals, and governments around the world. Geographically, U.S. customers represented 68% of Gulfstream’s orders in 2025 and 61% of Gulfstream’s backlog on December 31, 2025, demonstrating continued strong domestic demand.
The following represents Gulfstream aircraft (in units) in backlog by region on December 31, 2025:

Latin America
6%
Middle East and Africa
6%
Europe
11%
United States
61%
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
Total backlog in our defense segments was $96.2 billion on December 31, 2025, compared with $70.9 billion at year-end 2024. In 2025, the total book-to-bill ratio in our defense segments was 1.6-to-1. Estimated potential contract value in our defense segments was $59.8 billion on December 31, 2025, up 14.4% compared with $52.2 billion at year-end 2024.

MARINE SYSTEMS
The Marine Systems segment’s backlog consists of very long-term submarine and surface ship construction programs, as well as numerous engineering and repair contracts. The segment’s total estimated contract value was $64.2 billion on December 31, 2025, up 30% compared with $49.4 billion at year-end 2024. The increase was due primarily to $20.1 billion of combined submarine awards, a contract award for the construction of John Lewis-class (T-AO-205) fleet replenishment oilers and a contract award for the construction of an Arleigh Burke-class (DDG-51) guided-missile destroyer.
The following represents the Marine Systems segment’s total estimated contract value by major program on December 31, 2025:

Maintenance, repair and other services
9%
Auxiliary and support ships
11%
Destroyers
13%
Columbia-class submarine
16%
Virginia-class submarine
51%

COMBAT SYSTEMS
The Combat Systems segment’s backlog consists of a mix of U.S. and international combat vehicles, weapon systems and munitions programs. The vehicle programs are generally long-term franchise programs, while the weapon systems and munitions programs tend to be shorter-term in nature. The segment’s backlog was $27.2 billion on December 31, 2025, up 60.3% from $17 billion at year-end 2024. The segment’s estimated potential contract value was $14.7 billion on December 31, 2025, up 69.7% compared with $8.6 billion at year-end 2024. The increase in the Combat Systems segment’s backlog and estimated potential contract value was driven primarily by $9.2 billion of combined awards for wheeled and tracked vehicles for international customers, $3.3 billion for various munitions and ordnance, and $1 billion for next-generation Abrams main battle tanks.

The following represents the Combat Systems segment’s total estimated contract value by market on December 31, 2025:

U.S. military vehicles
11%
International military vehicles
56%
Weapon systems and munitions
33%

TECHNOLOGIES
The Technologies segment’s backlog consists of thousands of contracts and task orders across a mix of U.S. and non-U.S. government and commercial customers. These contracts can be shorter-cycle or span multiple years, but commonly include a smaller, initially funded order. Therefore, our estimated potential contract value of $33.3 billion is an important indicator of future orders and revenue. In 2025, approximately 85% of the segment’s orders were from additional work on IDIQ contracts or the exercise of options. The segment’s total estimated contract value was $49.9 billion on December 31, 2025, compared with $48.1 billion at year-end 2024. Several significant contract awards in the Technologies segment leverage the Digital Accelerator portfolio of solutions in cyber, AI, cloud services and digital modernization.

The following represents the Technologies segment’s total estimated contract value by customer on December 31, 2025:

Commercial and non-U.S. government
5%
Federal civilian and state agencies
20%
Defense
53%
Intelligence
22%

LIQUIDITY AND CAPITAL RESOURCES
We place a strong emphasis on cash flow generation, which is underpinned by an operating discipline focused on cost control and working capital management. This emphasis gives us the flexibility for prudent capital deployment, while allowing us to maintain an appropriate debt level, and preserves a strong balance sheet for future opportunities.
We evaluate a variety of capital deployment options based on current market conditions and our long-term outlook, and we believe agility is a key component of our capital deployment strategy as market conditions change over time. Our capital deployment priorities include investments in our business infrastructure, products and services to drive long-term growth, a predictable dividend, strategic acquisitions and opportunistic share repurchases primarily to address dilution.
We believe cash generated by operating activities, supplemented by commercial paper issuances, is sufficient to satisfy our short- and long-term liquidity needs. An additional potential source of capital is the issuance of long-term debt in capital market transactions.
We ended 2025 with a cash and equivalents balance of $2.3 billion compared with $1.7 billion at the end of 2024. The following is a discussion of our major operating, investing and financing activities in 2025 and 2024, as classified on the Consolidated Statement of Cash Flows in Item 8:

Year Ended December 31	2025	2024
Net cash provided by operating activities	$5,120	$4,112
Net cash used by investing activities	(1,284)	(953)
Net cash used by financing activities	(3,190)	(3,369)

OPERATING ACTIVITIES
Cash provided by operating activities was $5.1 billion in 2025 compared with $4.1 billion in 2024. The primary driver of cash flows in both years was net earnings. Cash flows in 2024 were affected negatively by growth in operating working capital, particularly driven by timing in our Aerospace and Combat Systems segments. Cash flows in 2025 were affected positively as operating working capital balances in our Aerospace and Combat Systems segments began to unwind.

INVESTING ACTIVITIES
Cash used by investing activities was $1.3 billion in 2025 and $953 in 2024. Our investing activities include cash paid for capital expenditures; business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales.
Capital Expenditures. The primary use of cash for investing activities in both years was capital expenditures. Capital expenditures were up almost 30% to $1.2 billion in 2025 versus $916 in 2024. Capital expenditures include equipment and facility enhancements to support new and existing programs across our businesses.

FINANCING ACTIVITIES
Cash used by financing activities was $3.2 billion in 2025 and $3.4 billion in 2024. Financing activities include the use of cash for payment of dividends, settlement of finance lease liabilities, debt and commercial paper repayments, and some repurchase of common stock. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
Dividends. On March 5, 2025, our board of directors (Board) declared an increased quarterly dividend of $1.50 per share, the 28th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.42 per share in March 2024. Cash dividends paid were $1.6 billion in 2025 and $1.5 billion in 2024.
Share Repurchases. With respect to share repurchases, we paid $637 in 2025 to cover dilution from stock vesting and exercises, and $1.5 billion in 2024. On December 31, 2025, 6.8 million shares remained of the amount authorized by our Board in 2024 for repurchase, representing 2.5% of our total shares outstanding.
Debt Issuances and Repayments. In March 2025, we repaid fixed-rate notes of $750 with cash on hand and commercial paper issuances. In May 2025, we issued $750 of fixed-rate notes. The proceeds were used to repay fixed-rate notes of $750 that matured in May 2025. Fixed-rate notes of $500 mature in June and August 2026. Our plan is to refinance these notes but we will continue to evaluate our approach as the maturity dates draw near. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note K to the Consolidated Financial Statements in Item 8.
On December 31, 2025, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. In addition, we have a $5 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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
Free Cash Flow. We define free cash flow as net cash provided by operating activities less capital expenditures. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our businesses for purposes such as repaying debt, funding business acquisitions, paying dividends and repurchasing our common stock to cover dilution. We use free cash flow to assess the quality of our earnings and as a key performance measure in evaluating management. The following table reconciles free cash flow with net cash from operating activities, as classified on the Consolidated Statement of Cash Flows in Item 8:

Year Ended December 31	2025	2024	2023
Net cash provided by operating activities	$5,120	$4,112	$4,710
Capital expenditures	(1,161)	(916)	(904)
Free cash flow	$3,959	$3,196	$3,806
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	122%	109%	142%
Free cash flow	94%	85%	115%
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
ROIC is calculated as follows:

Year Ended December 31	2025	2024	2023
Net earnings	$4,210	$3,782	$3,315
After-tax interest expense	318	310	315
After-tax amortization expense	193	191	201
Net operating profit after taxes	$4,721	$4,283	$3,831
Average invested capital	$33,212	$32,451	$31,258
Return on invested capital	14.2%	13.2%	12.3%

CASH REQUIREMENTS
The following is a discussion of how we expect to meet the future cash requirements from known contractual and other obligations.
The majority of our revenue is derived from long-term contracts and programs that can span several years. We similarly enter into long-term agreements with suppliers and subcontractors for goods and services in support of these contracts and programs with payment terms that are generally aligned with the payment terms from our customers. In some instances, we receive advance payments or deposits from our customers, which help fund our purchase commitments and reduce collection risk.
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
Other obligations, such as scheduled principal and interest payments on our fixed-rate notes, and scheduled payments in accordance with our lease agreements are expected to be satisfied using cash generated from operations or refinancing of principal payments. See Notes J and K to the Consolidated Financial Statements in Item 8 for additional information.

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
In the fourth quarter of 2025, we completed qualitative assessments of goodwill for each of our reporting units. Our Aerospace, Marine Systems and Combat Systems reporting units’ estimated fair values significantly exceeded their respective carrying values based on our most recent quantitative assessments, which were performed in the fourth quarter of 2018. Our Technologies reporting unit’s estimated fair value exceeded its carrying value by approximately 25% at the time of our last quantitative assessment in the fourth quarter of 2022. Our qualitative assessments this year did not present indicators of impairment.
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
Retirement Plans. Our pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates, which are based on our best judgment, including consideration of current and future market conditions. For a discussion of our assumptions and any changes to these assumptions, as well as the impact of these changes, which is reported as an actuarial gain or loss in the reconciliation of the change in the benefit obligation, see Note S to the Consolidated Financial Statements in Item 8. The key assumption is the interest rates used to discount estimated future pension benefits. We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The effect of a 25-basis-point increase or decrease in the discount rate assumption on the December 31, 2025, pension benefit obligation is ($260) or $271, respectively.
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
STATEMENT OF EARNINGS INFORMATION

Year Ended December 31	2025
Revenue	$20,716
Operating costs and expenses, excluding G&A	(18,476)
Net earnings	839
BALANCE SHEET INFORMATION

	December 31, 2025	December 31, 2024
Cash and equivalents	$482	$474
Other current assets	5,405	5,187
Noncurrent assets	5,403	4,841
Total assets	$11,290	$10,502

Short-term debt and current portion of long-term debt	$1,003	$1,500
Other current liabilities	3,029	3,016
Long-term debt	6,955	7,210
Other noncurrent liabilities	2,835	3,170
Total liabilities	$13,822	$14,896
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
Foreign Currency Risk. Our exchange-rate sensitivity relates primarily to changes in the Canadian dollar, euro and Swiss franc exchange rates. We had notional forward exchange contracts outstanding of $8.5 billion and $6.2 billion on December 31, 2025 and 2024, respectively. A 10% unfavorable rate movement in our portfolio of forward exchange contracts would have resulted in the following hypothetical, incremental pretax losses:

(Dollars in millions)	2025	2024
Recognized	$(68)	$(36)
Unrecognized	(498)	(180)
These losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Risk. On December 31, 2025, we had $8 billion principal amount of fixed-rate debt. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10% unfavorable interest rate movement would not have a material impact on the fair value of our fixed-rate debt.
Commodity Price and Investment Risk. See Note Q to the Consolidated Financial Statements in Item 8 for a discussion of commodity price and investment risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2025	2024	2023
Revenue:
Products	$33,021	$28,635	$24,595
Services	19,529	19,081	17,677
	52,550	47,716	42,272
Operating costs and expenses:
Products	(27,965)	(24,332)	(20,591)
Services	(16,634)	(16,020)	(15,009)
General and administrative (G&A)	(2,595)	(2,568)	(2,427)
	(47,194)	(42,920)	(38,027)
Operating earnings	5,356	4,796	4,245
Other, net	61	68	82
Interest, net	(314)	(324)	(343)
Earnings before income tax	5,103	4,540	3,984
Provision for income tax, net	(893)	(758)	(669)
Net earnings	$4,210	$3,782	$3,315

Earnings per share
Basic	$15.65	$13.81	$12.14
Diluted	$15.45	$13.63	$12.02
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Dollars in millions)	2025	2024	2023
Net earnings	$4,210	$3,782	$3,315
Changes in unrealized cash flow hedges	113	(117)	10
Foreign currency translation adjustments	638	(438)	413
Changes in retirement plans’ funded status	398	208	722
Other comprehensive income (loss), pretax	1,149	(347)	1,145
Provision for income tax, net	(114)	(12)	(152)
Other comprehensive income (loss), net of tax	1,035	(359)	993
Comprehensive income	$5,245	$3,423	$4,308
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in millions)	2025	2024

ASSETS
Current assets:
Cash and equivalents	$2,333	$1,697
Accounts receivable	2,406	2,977
Unbilled receivables	8,380	8,248
Inventories	9,232	9,724
Other current assets	1,897	1,740
Total current assets	24,248	24,386
Noncurrent assets:
Property, plant and equipment, net	7,525	6,467
Intangible assets, net	1,375	1,520
Goodwill	21,009	20,556
Other assets	3,092	2,951
Total noncurrent assets	33,001	31,494
Total assets	$57,249	$55,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,006	$1,502
Accounts payable	2,678	3,344
Customer advances and deposits	9,824	9,491
Other current liabilities	3,288	3,487
Total current liabilities	16,796	17,824
Noncurrent liabilities:
Long-term debt	7,007	7,260
Other liabilities	7,824	8,733
Commitments and contingencies (see Note M)
Total noncurrent liabilities	14,831	15,993
Shareholders’ equity:
Common stock	482	482
Surplus	4,403	4,062
Retained earnings	44,080	41,487
Treasury stock	(22,860)	(22,450)
Accumulated other comprehensive loss	(483)	(1,518)
Total shareholders’ equity	25,622	22,063
Total liabilities and shareholders’ equity	$57,249	$55,880
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2025	2024	2023
Cash flows from operating activities – continuing operations:
Net earnings	$4,210	$3,782	$3,315
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	680	644	608
Amortization of intangible and finance lease right-of-use assets	244	242	255
Equity-based compensation expense	196	183	181
Deferred income tax provision (benefit)	256	(86)	(177)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	556	16	38
Unbilled receivables	(146)	(261)	913
Inventories	450	(1,195)	(2,219)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(664)	247	(303)
Customer advances and deposits	(4)	343	2,415
Other, net	(658)	197	(316)
Net cash provided by operating activities	5,120	4,112	4,710
Cash flows from investing activities:
Capital expenditures	(1,161)	(916)	(904)
Other, net	(123)	(37)	(37)
Net cash used by investing activities	(1,284)	(953)	(941)
Cash flows from financing activities:
Dividends paid	(1,593)	(1,529)	(1,428)
Repayment of fixed-rate notes	(1,500)	(500)	(1,250)
Proceeds from fixed-rate notes	747	—	—
Purchases of common stock	(637)	(1,501)	(434)
Other, net	(207)	161	18
Net cash used by financing activities	(3,190)	(3,369)	(3,094)
Net cash used by discontinued operations	(10)	(6)	(4)
Net increase (decrease) in cash and equivalents	636	(216)	671
Cash and equivalents at beginning of year	1,697	1,913	1,242
Cash and equivalents at end of year	$2,333	$1,697	$1,913
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2022	$482	$3,556	$37,403	$(20,721)	$(2,152)	$18,568
Net earnings	—	—	3,315	—	—	3,315
Cash dividends declared	—	—	(1,448)	—	—	(1,448)
Equity-based awards	—	204	—	101	—	305
Shares purchased	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	993	993
December 31, 2023	482	3,760	39,270	(21,054)	(1,159)	21,299
Net earnings	—	—	3,782	—	—	3,782
Cash dividends declared	—	—	(1,565)	—	—	(1,565)
Equity-based awards	—	302	—	113	—	415
Shares purchased	—	—	—	(1,509)	—	(1,509)
Other comprehensive loss	—	—	—	—	(359)	(359)
December 31, 2024	482	4,062	41,487	(22,450)	(1,518)	22,063
Net earnings	—	—	4,210	—	—	4,210
Cash dividends declared	—	—	(1,617)	—	—	(1,617)
Equity-based awards	—	341	—	227	—	568
Shares purchased	—	—	—	(637)	—	(637)
Other comprehensive income	—	—	—	—	1,035	1,035
December 31, 2025	$482	$4,403	$44,080	$(22,860)	$(483)	$25,622
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per-share amounts or unless otherwise noted)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Dynamics is a global aerospace and defense company that offers a broad portfolio of products and services in business aviation; ship construction and repair; land combat vehicles, weapon systems and munitions; and technology products and services.
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
Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including Aerospace product-development costs, were $486 in 2025, $565 in 2024 and $510 in 2023. The decrease in 2025 was due primarily to reduced R&D expenditures after completion of the G800 certification process. R&D expenses are included in operating costs and expenses in the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contracts.
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

Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2025	2024	2023
Interest expense	$402	$393	$399
Interest income	(88)	(69)	(56)
Interest expense, net	$314	$324	$343
See Note K for information regarding our debt obligations, including interest rates.
Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. Our cash balances are invested primarily in time deposits rated A-/A3 or higher. Our investments in other securities are included in other current and noncurrent assets on the Consolidated Balance Sheet. We report our equity securities at fair value with subsequent changes in fair value recognized in net earnings. We report our available-for-sale debt securities at fair value with unrealized gains and losses recognized as a component of other comprehensive income (loss) in the Consolidated Statement of Comprehensive Income. We had no material trading or held-to-maturity debt securities on December 31, 2025 or 2024. We record equity method investments initially at cost, and periodically update the carrying value based on activity associated with our investment.
Acquisitions. In the last three years, we acquired two businesses in our Aerospace segment, two businesses in our Combat Systems segment and two businesses in our Technologies segment. The operating results of these acquisitions have been included in our reported results since their respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
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

In the fourth quarter of 2025, we completed qualitative assessments of goodwill for each of our reporting units. Our Aerospace, Marine Systems and Combat Systems reporting units’ estimated fair values significantly exceeded their respective carrying values based on our most recent quantitative assessments, which were performed in the fourth quarter of 2018. Our Technologies reporting unit’s estimated fair value exceeded its carrying value by approximately 25% at the time of our last quantitative assessment in the fourth quarter of 2022. Our qualitative assessments this year did not present indicators of impairment.
For a summary of our goodwill by reporting unit, see Note H.
Recent Accounting Pronouncements. In 2025, we adopted Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, using the prospective method of adoption. The ASU modifies our disclosure for income tax expense.
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 75% of our revenue in 2025, 76% in 2024 and 79% in 2023. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 25% of our revenue in 2025, 24% in 2024 and 21% in 2023. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On December 31, 2025, we had $118 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 35% of our remaining performance obligations as revenue in 2026, an additional 35% by the end of 2028 and the balance thereafter.
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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates changed our revenue, operating earnings and diluted earnings per share as follows:

Year Ended December 31	2025	2024	2023
Revenue	$302	$176	$191
Operating earnings	160	56	112
Diluted earnings per share	$0.46	$0.16	$0.32
While no adjustment on any one contract was material to the Consolidated Financial Statements in 2025, 2024 or 2023, our Marine Systems segment’s 2024 results were affected negatively by supplier quality issues and late supply chain deliveries causing cost growth and schedule delays on the Virginia-class submarine Block IV contract.
We have a large, long-term contract with an international customer for tracked vehicles in which our estimates for contract revenue include variable consideration. It is reasonably possible that the actual amount of variable consideration realized could be less than our estimate, which could have a material unfavorable impact on our results of operations.
Revenue by Category. Our portfolio of products and services consists of more than 8,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

Year Ended December 31	2025	2024	2023
Aircraft manufacturing	$9,413	$7,811	$5,710
Aircraft services	3,697	3,438	2,911
Total Aerospace	13,110	11,249	8,621
Nuclear-powered submarines	12,608	10,392	8,631
Surface ships	2,932	2,819	2,698
Repair and other services	1,183	1,132	1,132
Total Marine Systems	16,723	14,343	12,461
Military vehicles	4,970	5,101	5,036
Weapon systems and munitions	3,104	2,932	2,442
Engineering and other services	1,172	964	790
Total Combat Systems	9,246	8,997	8,268
Information technology (IT) services	9,057	8,761	8,459
C5ISR* solutions	4,414	4,366	4,463
Total Technologies	13,471	13,127	12,922
Total revenue	$52,550	$47,716	$42,272
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Year Ended December 31, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$12,050	$7,995	$8,131	$5,577	$33,753
Cost-reimbursement	—	8,725	1,038	5,910	15,673
Time-and-materials	1,060	3	77	1,984	3,124
Total revenue	$13,110	$16,723	$9,246	$13,471	$52,550
Year Ended December 31, 2024
Fixed-price	$10,250	$6,800	$7,973	$5,376	$30,399
Cost-reimbursement	—	7,542	951	5,749	14,242
Time-and-materials	999	1	73	2,002	3,075
Total revenue	$11,249	$14,343	$8,997	$13,127	$47,716
Year Ended December 31, 2023
Fixed-price	$7,645	$6,202	$7,321	$5,646	$26,814
Cost-reimbursement	—	6,258	880	5,457	12,595
Time-and-materials	976	1	67	1,819	2,863
Total revenue	$8,621	$12,461	$8,268	$12,922	$42,272
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

Revenue by customer was as follows:

Year Ended December 31, 2025	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of War (DoW)	$311	$16,575	$4,966	$7,936	$29,788
Non-DoW	84	3	12	4,855	4,954
Foreign military sales (FMS)	18	136	849	12	1,015
Total U.S. government	413	16,714	5,827	12,803	35,757
U.S. commercial	7,149	4	236	168	7,557
Non-U.S. government	954	5	2,981	465	4,405
Non-U.S. commercial	4,594	—	202	35	4,831
Total revenue	$13,110	$16,723	$9,246	$13,471	$52,550
Year Ended December 31, 2024
U.S. government:
DoW	$253	$14,204	$5,102	$7,632	$27,191
Non-DoW	—	2	8	4,800	4,810
FMS	43	132	857	31	1,063
Total U.S. government	296	14,338	5,967	12,463	33,064
U.S. commercial	6,237	2	258	198	6,695
Non-U.S. government	1,447	3	2,599	422	4,471
Non-U.S. commercial	3,269	—	173	44	3,486
Total revenue	$11,249	$14,343	$8,997	$13,127	$47,716
Year Ended December 31, 2023
U.S. government:
DoW	$303	$12,325	$4,580	$7,512	$24,720
Non-DoW	—	3	10	4,698	4,711
FMS	69	129	651	47	896
Total U.S. government	372	12,457	5,241	12,257	30,327
U.S. commercial	5,398	2	233	200	5,833
Non-U.S. government	493	2	2,692	388	3,575
Non-U.S. commercial	2,358	—	102	77	2,537
Total revenue	$8,621	$12,461	$8,268	$12,922	$42,272
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the year ended December 31, 2025, were not materially impacted by any other factors.
Revenue recognized in 2025, 2024 and 2023 that was included in the contract liability balance at the beginning of each year was $8 billion, $5.8 billion and $4.2 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2025	2024	2023
Basic weighted average shares outstanding	269,080	273,858	273,143
Dilutive effect of stock options and restricted stock/RSUs*	3,345	3,627	2,582
Diluted weighted average shares outstanding	272,425	277,485	275,725
*Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the year and, therefore, the effect of including these options would be antidilutive. These options totaled 922 in 2025, 1,033 in 2024 and 2,961 in 2023.

D. INCOME TAXES
Income Tax Provision. We calculate our provision for federal, state and foreign income taxes based on current tax law. The following is a summary of our net provision for income taxes for continuing operations:

Year Ended December 31	2025	2024	2023
Current:
U.S. federal	$357	$622	$619
State	3	32	27
Foreign	277	190	200
Total current	637	844	846
Deferred:
U.S. federal	282	(90)	(131)
State	16	(4)	7
Foreign	(42)	8	(53)
Total deferred	256	(86)	(177)
Provision for income taxes, net:
U.S. federal	639	532	488
State	19	28	34
Foreign	235	198	147
Provision for income taxes, net	$893	$758	$669
Net income tax payments	$568	$560	$1,100

The reported tax provision differs from the amounts paid because some income and expense items are recognized in different time periods for financial reporting than for income tax purposes. This includes the impact of the requirement, effective January 1, 2022, through December 31, 2024, to capitalize and amortize over five years certain R&D expenditures that were previously deductible immediately for tax purposes. Among other changes, the Budget Reconciliation Act of 2025 (Act) allows for the immediate deduction of domestic research and development expenditures beginning January 1, 2025, and permits the accelerated deduction of amounts capitalized under prior law. We otherwise do not expect the Act to have a material effect on our tax provision.
State and local income taxes allocable to U.S. government contracts are included in operating costs and expenses in the Consolidated Statement of Earnings and, therefore, are not included in the provision above.
The reconciliation from the statutory federal income tax rate to our effective income tax rate, applying ASU 2023-09 prospectively, follows:

Year Ended December 31	2025
U.S. federal statutory income tax	$1,072	21.0%
Tax credits
Research and development tax credit	(180)	(3.5)
Effects of cross-border tax laws
Foreign-derived intangible income	(36)	(0.7)
State tax on commercial operations, net of federal benefits	15	0.3
Foreign tax effects	38	0.7
Nontaxable or nondeductible items	37	0.7
Other reconciling items
Equity-based compensation	(43)	(0.8)
Other, net	(10)	(0.2)
Effective income tax rate	$893	17.5%
The reconciliation from the statutory federal income tax rate to our effective income tax rate, applying ASC 740 prior to the adoption of ASU 2023-09, follows:

Year Ended December 31	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Domestic tax credits	(3.3)	(3.3)
Equity-based compensation	(1.0)	(0.4)
Foreign-derived intangible income	(1.7)	(1.6)
State tax on commercial operations, net of federal benefits	0.5	0.7
Global impact of international operations	1.0	0.5
Other, net	0.2	(0.1)
Effective income tax rate	16.7%	16.8%

Cash paid for income taxes (net of refunds) consisted of the following:

Year Ended December 31	2025
Federal	$331
State	4
Foreign
Canada	98
Saudi Arabia	59
Other	76
Total Foreign	233
Cash paid for income taxes (net of refunds)	$568
Earnings from continuing operations before taxes by foreign and domestic operations follows:

Year Ended December 31	2025
Domestic	$4,199
Foreign	904
Total	$5,103
Net Deferred Tax Liability. The tax effects of temporary differences between reported earnings and taxable income consisted of the following:

December 31	2025	2024
Research and development expenditures	$500	$968
Lease liabilities	412	441
Tax loss and credit carryforwards	384	185
Salaries and wages	215	223
Workers’ compensation	160	153
Retirement benefits	115	251
Other	385	383
Deferred assets	2,171	2,604
Valuation allowances	(158)	(169)
Net deferred assets	$2,013	$2,435

Intangible assets	$(1,057)	$(1,063)
Contract accounting methods	(670)	(682)
Property, plant and equipment	(450)	(447)
Lease right-of-use assets	(401)	(425)
Capital Construction Fund qualified ships	(57)	(57)
Other	(315)	(315)
Deferred liabilities	$(2,950)	$(2,989)
Net deferred tax liability	$(937)	$(554)

Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

December 31	2025	2024
Deferred tax asset	$19	$19
Deferred tax liability	(956)	(573)
Net deferred tax liability	$(937)	$(554)
We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to the valuation allowances recognized.
Our deferred tax balance associated with our retirement benefits includes a deferred tax asset of $359 on December 31, 2025, and $446 on December 31, 2024, related to the amounts recorded in accumulated other comprehensive loss (AOCL) to recognize the funded status of our retirement plans. For a reconciliation of the change in funded status of our defined benefit plans in 2025, see Note S.
One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF), a program established by the U.S. government and administered by the Maritime Administration that supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. The program allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the proceeds are deposited in the fund and withdrawals are used for qualified activities. We had U.S. government accounts receivable pledged (and thereby deposited) to the CCF of $348 and $333 on December 31, 2025 and 2024, respectively.
On December 31, 2025, we had net operating loss carryforwards of $663, substantially all of which are associated with jurisdictions that have an indefinite carryforward period.
Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time review of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2024. We are currently in a CAP phase (Bridge Plus) in which the IRS considers certain tax return information in advance to expedite their risk assessment and review of our return.
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on December 31, 2025, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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

E. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Accounts receivable consisted of the following:

December 31	2025	2024
Non-U.S. government	$365	$1,299
U.S. government	1,424	1,239
Commercial	617	439
Total accounts receivable	$2,406	$2,977
Receivables from non-U.S. government customers historically has included amounts related to long-term production programs for the Spanish Ministry of Defence (MoD). A different ministry, the Spanish Ministry of Industry, had funded work on these programs in advance of costs incurred by the company, which we reported in current customer advances and deposits on the Consolidated Balance Sheet. In 2025, we collected $1.1 billion from the MoD and simultaneously repaid the advance from the Ministry of Industry. There were no outstanding receivables from the MoD on December 31, 2025, in contrast to $1 billion on December 31, 2024. With respect to our other receivables, we expect to collect substantially all of the year-end 2025 balance during 2026.

F. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

December 31	2025	2024
Unbilled revenue	$43,059	$40,634
Advances and progress billings	(34,679)	(32,386)
Net unbilled receivables	$8,380	$8,248
On December 31, 2025 and 2024, net unbilled receivables included $1.3 billion and $1.2 billion, respectively, associated with a large international tracked vehicle contract in our Combat Systems segment. We expect a significant decline in this balance over the next two years as contract deliveries, including vehicles, occur through early 2028. Other than the balance related to the tracked vehicle contract, we expect to bill substantially all of the remaining year-end 2025 net unbilled receivables balance during 2026, and the amount not expected to be billed in 2026 results primarily from the agreed-upon contractual billing terms.
G&A costs in unbilled revenue on December 31, 2025 and 2024, were $484 and $444, respectively.

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
Inventories consisted of the following:

December 31	2025	2024
Work in process	$5,938	$6,279
Raw materials	3,248	3,396
Finished goods	18	26
Pre-owned aircraft	28	23
Total inventories	$9,232	$9,724
The decrease in total inventories during 2025 was due primarily to Gulfstream aircraft deliveries, which included the G800 that began deliveries in the third quarter of 2025. Customer deposits associated with firm orders for these aircraft are reported in customer advances and deposits and other noncurrent liabilities on the Consolidated Balance Sheet.

H. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2023 (a)	$3,199	$297	$2,812	$14,278	$20,586
Acquisitions (b)	9	—	39	158	206
Other (c)	(123)	—	(93)	(20)	(236)
December 31, 2024 (a)	3,085	297	2,758	14,416	20,556
Acquisitions (b)	20	—	2	92	114
Other (c)	259	—	65	15	339
December 31, 2025 (a)	$3,364	$297	$2,825	$14,523	$21,009
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.

Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
December 31	2025			2024
Contract and program intangible assets (b)	$3,241	$(2,119)	$1,122	$3,278	$(1,989)	$1,289
Trade names and trademarks	575	(345)	230	511	(289)	222
Technology and software	77	(54)	23	61	(52)	9
Other intangible assets	60	(60)	—	60	(60)	—
Total intangible assets	$3,953	$(2,578)	$1,375	$3,910	$(2,390)	$1,520
(a)Changes in gross carrying amounts consisted primarily of foreign currency translation and adjustments for divested intangible assets.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
We did not recognize any impairments of our intangible assets during the last three years. The amortization lives (in years) of our intangible assets on December 31, 2025, were as follows:

Intangible Asset	Range of Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	7-15
Other intangible assets	7
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $174 in 2025, $180 in 2024 and $194 in 2023. We expect to record annual amortization expense over the next five years as follows:

Year Ended December 31	Amortization Expense
2026	$175
2027	169
2028	147
2029	131
2030	121

I. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E by major asset class consisted of the following:

December 31	2025	2024
Machinery and equipment	$7,383	$7,067
Buildings and improvements	5,763	4,886
Construction in process	1,462	1,173
Land and improvements	522	438
Total PP&E	15,130	13,564
Accumulated depreciation	(7,605)	(7,097)
PP&E, net	$7,525	$6,467
We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods of up to 50 years. Machinery and equipment are depreciated over periods of up to 30 years. Our government customers provide certain facilities and equipment for our use that are not included above. During 2025, we exercised an option to buy approximately $490 of PP&E that was under lease.

J. LEASES
We determine at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize an ROU asset and lease liability for leases with terms of 12 months or less. Some of our leases include options to extend the term of the lease for up to 40 years or to terminate the lease within one year. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future payments.
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
Our leases are for office space, manufacturing facilities, and machinery and equipment. Real estate represents more than 75% of our lease obligations.

The components of lease costs were as follows:

Year Ended December 31	2025	2024	2023
Finance lease cost:
Amortization of ROU assets	$70	$62	$61
Interest on lease liabilities	24	21	14
Operating lease cost	331	317	320
Short-term lease cost	74	74	76
Variable lease cost	36	39	34
Sublease income	(17)	(16)	(17)
Total lease costs, net	$518	$497	$488
Additional information related to leases was as follows:

Year Ended December 31	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$332	$319	$322
Operating cash flows from finance leases	23	20	13
Financing cash flows from finance leases*	556	64	55
ROU assets obtained in exchange for lease liabilities:
Operating leases	250	292	279
Finance leases*	(37)	155	240
*In 2025, financing cash flows from finance leases included approximately $490 for the exercise of options to purchase the underlying assets. This transaction also impacted ROU assets obtained in exchange for lease liabilities.
Additional quantitative lease information was as follows:

December 31	2025	2024
Weighted-average remaining lease term:
Operating leases	10.9 years	10.8 years
Finance leases	15.7 years	14.4 years
Weighted-average discount rate:
Operating leases	4%	4%
Finance leases	5%	4%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2025:

Year Ended December 31	Operating Leases	Finance Leases
2026	$305	$55
2027	265	46
2028	202	39
2029	156	36
2030	108	30
Thereafter	703	328
Total future lease payments	1,739	534
Less imputed interest	355	142
Present value of future lease payments	1,384	392
Less current portion of lease liabilities	260	39
Long-term lease liabilities	$1,124	$353
ROU assets	$1,284	$392
On December 31, 2024, operating and finance lease liabilities and the related ROU assets were as follows:

	Operating Leases	Finance Leases
Current portion of lease liabilities	$253	$66
Long-term lease liabilities	1,133	462
ROU assets	1,295	501
Lease liabilities are included on the Consolidated Balance Sheet in current and noncurrent other liabilities, while ROU assets are included in noncurrent other assets.
On December 31, 2025, we had additional future payments on leases that had not yet commenced of $25. These leases will commence in 2026 and have lease terms ranging from one to 10 years.

K. DEBT
Debt consisted of the following:

December 31		2025	2024
Fixed-rate notes due:	Interest rate:
April 2025	3.250%	$—	$750
May 2025	3.500%	—	750
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
August 2035	4.950%	750	—
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	74	76
Total debt principal		8,074	8,826
Less unamortized debt issuance costs and discounts		61	64
Total debt		8,013	8,762
Less current portion		1,006	1,502
Long-term debt		$7,007	$7,260
In March 2025, we repaid fixed-rate notes of $750 with cash on hand and commercial paper issuances. In May 2025, we issued $750 of fixed-rate notes that mature in August 2035. The proceeds were used to repay fixed-rate notes of $750 that matured in May 2025. Interest payments associated with our debt were $376 in 2025, $385 in 2024 and $378 in 2023.
The aggregate amounts of scheduled principal maturities of our debt are as follows:

Year Ended December 31	Debt Principal
2026	$1,006
2027	1,257
2028	1,007
2029	7
2030	1,007
Thereafter	3,790
Total debt principal	$8,074
On December 31, 2025, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. In addition, we have a $5 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $4 billion facility expiring March 2027 and a $1 billion 364-day facility that we established in early April 2025. We may renew or replace this credit facility in whole or in part at or prior to its expiration date. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on December 31, 2025.

L. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2025	2024
Salaries and wages	$1,125	$1,325
Dividends payable	407	390
Lease liabilities	299	319
Workers’ compensation	236	244
Other	1,221	1,209
Total other current liabilities	$3,288	$3,487

Customer deposits on commercial contracts	$2,649	$2,996
Lease liabilities	1,477	1,595
Retirement benefits	1,134	2,024
Other	2,564	2,118
Total other liabilities	$7,824	$8,733

M. COMMITMENTS AND CONTINGENCIES
Litigation
On October 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against General Dynamics Corporation, certain of its subsidiaries and various other companies alleging that they conspired, in violation of the Sherman Act, not to solicit naval architects and marine engineers from each other. The named plaintiffs purport to represent a class of individuals consisting of all naval architects and marine engineers employed by the shipyard and consultancy defendants, their predecessors, their subsidiaries and/or their related entities in the United States at any time since January 1, 2000. The plaintiffs allege that the conspiracy suppressed compensation paid to the putative class members, and the plaintiffs seek trebled monetary damages, attorneys’ fees, injunctive and other equitable relief. On May 9, 2025, the U.S. Court of Appeals for the Fourth Circuit reversed an earlier decision of the District Court dismissing the plaintiffs’ complaint and remanded the case for further proceedings. On September 11, 2025, the defendants filed a petition for a writ of certiorari with the U.S. Supreme Court. Given the current status of this matter, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of this matter, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $2.4 billion on December 31, 2025. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of December 31, 2025, the estimated change in fair market values from the date of the commitments was not material.
Labor Agreements. On December 31, 2025, approximately one-fifth of the employees of our subsidiaries were working under collectively bargained terms and conditions, including 64 collective agreements that we have negotiated directly with unions and works councils. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating these labor agreements without any material disruption of operating activities. In 2026, we expect to negotiate the terms of 25 agreements covering approximately 9,300 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
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
The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2025	2024	2023
Beginning balance	$642	$597	$603
Warranty expense	143	137	90
Payments	(127)	(106)	(101)
Adjustments	(2)	14	5
Ending balance	$656	$642	$597

N. SHAREHOLDERS’ EQUITY
Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors (Board).
Shares Issued and Outstanding. On December 31, 2025, we had 481,880,634 shares of common stock issued and 270,389,759 shares of common stock outstanding, including unvested restricted stock of 406,995 shares. On December 31, 2024, we had 481,880,634 shares of common stock issued and 270,340,502 shares of common stock outstanding. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2025 and 2024 resulted from shares repurchased in the open market and share activity under our equity compensation plans. See Note R for additional details.

Share Repurchases. On December 4, 2024, the Board authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In 2025, we repurchased 2.5 million of our outstanding shares for $637 to cover dilution. On December 31, 2025, 6.8 million shares remained authorized by our Board for repurchase, representing 2.5% of our total shares outstanding. We repurchased 5.4 million shares for $1.5 billion in 2024 and 2 million shares for $434 in 2023.
Dividends per Share. Our Board declared dividends per share of $6.00 in 2025, $5.68 in 2024 and $5.28 in 2023. We paid cash dividends of $1.6 billion in 2025, $1.5 billion in 2024 and $1.4 billion in 2023.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2022	$4	$260	$(2,416)	$(2,152)
Other comprehensive income, pretax	10	413	722	1,145
Provision for income tax, net	(3)	—	(149)	(152)
Other comprehensive income, net of tax	7	413	573	993
December 31, 2023	11	673	(1,843)	(1,159)
Other comprehensive loss, pretax	(117)	(438)	208	(347)
Provision for income tax, net	30	—	(42)	(12)
Other comprehensive loss, net of tax	(87)	(438)	166	(359)
December 31, 2024	(76)	235	(1,677)	(1,518)
Other comprehensive income, pretax	113	638	398	1,149
Provision for income tax, net	(27)	—	(87)	(114)
Other comprehensive income, net of tax	86	638	311	1,035
December 31, 2025	$10	$873	$(1,366)	$(483)
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

Summary financial information for each of our segments follows:

	Revenue (a)			Other Segment Items (b)			Operating Earnings
Year Ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023
Aerospace	$13,110	$11,249	$8,621	$(11,364)	$(9,785)	$(7,439)	$1,746	$1,464	$1,182
Marine Systems	16,723	14,343	12,461	(15,546)	(13,408)	(11,587)	1,177	935	874
Combat Systems	9,246	8,997	8,268	(7,915)	(7,721)	(7,121)	1,331	1,276	1,147
Technologies	13,471	13,127	12,922	(12,194)	(11,867)	(11,720)	1,277	1,260	1,202
Corporate (c)	—	—	—	—	—	—	(175)	(139)	(160)
Total	$52,550	$47,716	$42,272	$(47,019)	$(42,781)	$(37,867)	$5,356	$4,796	$4,245
(a)See Note B for additional revenue information by segment.
(b)Other segment items consist of material and labor costs, depreciation and amortization, and other overhead and general and administrative expenses.
(c)Corporate operating costs consisted of equity-based compensation expense and other miscellaneous expenses.
The following is additional summary financial information for each of our segments:

	Capital Expenditures			Depreciation and Amortization*			Identifiable Assets
Year Ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023
Aerospace	$336	$235	$200	$254	$220	$200	$16,815	$16,192	$15,099
Marine Systems	517	424	511	270	243	217	7,313	7,019	6,209
Combat Systems	144	135	107	112	117	108	10,111	10,275	10,479
Technologies	160	119	85	276	294	327	19,252	19,286	19,534
Corporate	4	3	1	12	12	11	3,758	3,108	3,489
Total	$1,161	$916	$904	$924	$886	$863	$57,249	$55,880	$54,810
*    Depreciation and amortization by reportable segment is included within the other segment items expense caption.
Our revenue from our operations located outside the U.S. was $5.4 billion in 2025, $5 billion in 2024 and $4.3 billion in 2023, and associated earnings from continuing operations before income taxes were $904 in 2025, $732 in 2024 and $631 in 2023. The long-lived assets associated with these operations were less than 5% of our total long-lived assets for the past three years.
The following table presents our revenue by geographic area based on the location of our customers:

Year Ended December 31	2025	2024	2023
North America:
United States	$43,314	$39,759	$36,160
Other	1,248	1,278	961
Total North America	44,562	41,037	37,121
Europe	3,540	3,161	2,765
Asia/Pacific	2,001	1,546	1,086
Africa/Middle East	2,015	1,680	1,147
South America	432	292	153
Total revenue	$52,550	$47,716	$42,272

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2025 or 2024.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2025 and 2024, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	December 31, 2025
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	140	140	—	140	—
Commingled equity funds	51	51	51	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	53	53	32	—	21
Cash flow hedge assets	75	75	—	75	—
Cash flow hedge liabilities	(49)	(49)	—	(49)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,074)	(7,610)	—	(7,610)	—

	December 31, 2024
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$36	$36	$27	$9	$—
Available-for-sale debt securities	128	128	—	128	—
Commingled equity funds	48	48	48	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	40	40	28	—	12
Cash flow hedge assets	52	52	—	52	—
Cash flow hedge liabilities	(140)	(140)	—	(140)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,826)	(8,103)	—	(8,103)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2025 and 2024, we held $2.3 billion and $1.7 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On December 31, 2025 and 2024, we held marketable securities in trust of $216 and $218, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note P for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $8.5 billion and $6.2 billion on December 31, 2025 and 2024, respectively. These derivative financial instruments are cash flow hedges and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note P for additional details.
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
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2025 and 2024.
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
Annually, we grant awards of stock options, restricted stock and RSUs to participants in our equity compensation plans in early March. Additionally, we may make limited ad hoc grants on a quarterly basis for new hires or promotions. We issue common stock under our equity compensation plans from treasury stock. On December 31, 2025, in addition to the shares reserved for issuance upon the exercise of outstanding stock options, approximately 13 million shares have been authorized for awards that may be granted in the future.
Equity-based Compensation Expense. Equity-based compensation expense is included in G&A expenses. The following table details the components of equity-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2025	2024	2023
Stock options	$61	$60	$65
Restricted stock/RSUs	94	85	78
Total equity-based compensation expense, net of tax	$155	$145	$143
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

Year Ended December 31	2025	2024	2023
Expected volatility	22.5-22.7%	23.2-23.3%	22.7-22.9%
Weighted average expected volatility	22.5%	23.3%	22.8%
Expected term (in months)	72	60	60
Risk-free interest rate	3.9-4.6%	4.2-4.6%	3.6-4.7%
Expected dividend yield	2.2%	2.2%	2.3%
We determine the above assumptions based on the following:
•Expected volatility is based on the historical volatility of our common stock
•Expected term is based on our historical experience
•Risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date
•Expected dividend yield is based on our historical dividend yield
The resulting weighted average fair value per stock option granted (in dollars) was $62.18 in 2025, $60.55 in 2024 and $47.46 in 2023. Stock option expense reduced pretax operating earnings (and on a diluted per-share basis) by $77 ($0.22) in 2025, $75 ($0.21) in 2024 and $82 ($0.24) in 2023. On December 31, 2025, we had $37 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.
A summary of stock option activity during 2025 follows:

In Shares and Dollars	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2024	10,150,922	$206.08
Granted	1,327,450	258.36
Exercised	(2,346,690)	188.17
Forfeited/canceled	(81,080)	257.89
Outstanding on December 31, 2025	9,050,602	$217.93
Vested and expected to vest on December 31, 2025	8,966,663	$217.50
Exercisable on December 31, 2025	5,782,637	$195.45
Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2025, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding	6.1	$1,075
Vested and expected to vest	6.1	1,068
Exercisable	4.8	817

In the table above, intrinsic value is calculated as the excess, if any, of the market price of our stock on the last trading day of the year over the exercise price of the options. For stock options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of stock options exercised was $280 in 2025, $249 in 2024 and $75 in 2023.
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
We recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the vesting period of the awards, except for restricted stock awards to retirement-eligible participants that are recognized on an accelerated basis. Compensation expense related to restricted stock and RSUs reduced pretax operating earnings (and on a diluted per-share basis) by $119 ($0.35) in 2025, $108 ($0.31) in 2024 and $99 ($0.28) in 2023. On December 31, 2025, we had $104 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 1.9 years.
A summary of restricted stock and RSU activity during 2025 follows:

In Shares and Dollars	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2024	1,284,736	$252.27
Granted	540,027	266.36
Vested	(446,794)	246.07
Forfeited	(43,858)	258.84
Nonvested at December 31, 2025	1,334,111	$260.27
The total fair value of vesting shares was $115 in 2025, $148 in 2024 and $96 in 2023.

S. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution

•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
Substantially all of our plans use a December 31 measurement date, consistent with our fiscal year.
Defined Contribution Plans
We provide eligible employees the opportunity to participate in defined contribution plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Employees may contribute to various investment alternatives. In most of these plans, we match a portion of the employees’ contributions. Our contributions to these plans totaled $560 in 2025, $517 in 2024 and $462 in 2023. On December 31, 2025 and 2024, the defined-contribution plans held approximately 14 million and 15 million shares of our common stock respectively, each representing approximately 5% and 6% of our outstanding shares, on December 31, 2025 and 2024, respectively.
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
Contributions. It is our policy to fund our qualified pension plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. We contributed $537 to our qualified pension plans in 2025, which is reported in other operating activities in our Consolidated Statement of Cash Flows. Our 2025 contribution included the payment of our required 2026 contribution of $293.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our other post-retirement benefit plans. For non-funded plans, claims are paid as received. Contributions to our other post-retirement benefit plans were not material in 2025 and are not expected to be material in 2026.

Benefit Payments. We expect the following benefits to be paid from our defined benefit plans over the next 10 years:

	Pension Benefits	Other Post-Retirement Benefits
2026	$913	$44
2027	924	43
2028	932	42
2029	939	41
2030	931	40
2031-2035	4,528	186
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

Net annual benefit cost (credit) consisted of the following:

	Pension Benefits
Year Ended December 31	2025	2024	2023
Service cost	$72	$73	$66
Interest cost	599	627	650
Expected return on plan assets	(739)	(821)	(829)
Net actuarial loss	117	189	752
Prior service credit	(6)	(6)	(13)
Settlement/curtailment/other	(5)	87	3
Net annual benefit cost	$38	$149	$629

	Other Post-Retirement Benefits
Year Ended December 31	2025	2024	2023
Service cost	$4	$4	$4
Interest cost	27	28	30
Expected return on plan assets	(35)	(33)	(32)
Net actuarial gain	(31)	(31)	(30)
Prior service cost	1	2	2
Settlement/curtailment/other	8	(15)	5
Net annual benefit credit	$(26)	$(45)	$(21)
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

	Pension Benefits		Other Post-Retirement Benefits
Year Ended December 31	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$(12,189)	$(13,736)	$(538)	$(598)
Service cost	(72)	(73)	(4)	(4)
Interest cost	(599)	(627)	(27)	(28)
Amendments	2	1	—	—
Actuarial gain (loss)	(182)	643	1	32
Settlement/curtailment/other	(134)	727	(6)	11
Benefits paid	854	876	45	49
Benefit obligation at end of year	$(12,320)	$(12,189)	$(529)	$(538)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$10,500	$11,886	$645	$649
Actual return on plan assets	1,223	128	56	28
Employer contributions	537	73	—	—
Settlement/curtailment/other	130	(733)	—	—
Benefits paid	(833)	(854)	(28)	(32)
Fair value of assets at end of year	$11,557	$10,500	$673	$645
Funded status at end of year	$(763)	$(1,689)	$144	$107
Our pension benefit obligation was reduced during 2024 by the previously discussed buy-out contract and the actuarial gain created by the change in the weighted-average discount rate.
Amounts recognized on the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2025	2024	2025	2024
Noncurrent assets	$171	$130	$375	$347
Current liabilities	(23)	(22)	(8)	(13)
Noncurrent liabilities	(911)	(1,797)	(223)	(227)
Net (liability) asset recognized	$(763)	$(1,689)	$144	$107
Amounts deferred in AOCL for our defined benefit plans consisted of the following:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2025	2024	2025	2024
Net actuarial loss (gain)	$2,047	$2,453	$(286)	$(294)
Prior service (credit) cost	(45)	(46)	9	10
Total amount recognized in AOCL, pretax	$2,002	$2,407	$(277)	$(284)

The following is a reconciliation of the change in AOCL for our defined benefit plans:

	Pension Benefits		Other Post-Retirement Benefits
Year Ended December 31	2025	2024	2025	2024
Net actuarial (gain) loss	$(302)	$50	$(22)	$(27)
Prior service credit	(2)	(1)	—	—
Amortization of:
Net actuarial (loss) gain from prior years	(117)	(189)	31	31
Prior service credit (cost)	6	6	(1)	(2)
Settlement/curtailment/other	10	(81)	(1)	5
Change in AOCL, pretax	$(405)	$(215)	$7	$7
A pension plan’s funded status is the difference between the plan’s assets and its projected benefit obligation (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. On December 31, 2025 and 2024, most of our pension plans had a PBO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2025	2024
PBO	$(11,540)	$(11,476)
Fair value of plan assets	10,606	9,657
A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all pension plans was $12.2 billion and $12.1 billion on December 31, 2025 and 2024, respectively. The ABO for all other post-retirement plans was $529 and $538 on December 31, 2025 and 2024, respectively. On December 31, 2025 and 2024, most of our defined benefit plans had an ABO that exceeded the plans’ assets.
Summary information for those plans follows:

	Pension Benefits		Other Post-Retirement Benefits
December 31	2025	2024	2025	2024
ABO	$(11,423)	$(11,380)	$(251)	$(227)
Fair value of plan assets	10,606	9,657	33	—
Assumptions. We calculate the plan assets and liabilities for a given year and the net annual benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2025	2024
Pension Benefits
Benefit obligation discount rate	5.16%	5.40%
Rate of increase in compensation levels	2.42%	2.58%
Other Post-Retirement Benefits
Benefit obligation discount rate	5.21%	5.41%
Health care cost trend rate:
Trend rate for next year	8.25%	7.50%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2036	2035
The following table summarizes the weighted average assumptions used to determine our net annual benefit cost:

Assumptions for Year Ended December 31	2025	2024	2023
Pension Benefits
Discount rates:
Benefit obligation	5.40%	4.83%	5.08%
Service cost	3.60%	3.90%	4.50%
Interest cost	5.09%	4.74%	4.98%
Expected long-term rate of return on assets	6.12%	6.35%	6.34%
Rate of increase in compensation levels	2.52%	2.66%	2.60%
Other Post-Retirement Benefits
Discount rates:
Benefit obligation	5.41%	4.89%	5.16%
Service cost	5.35%	4.91%	5.26%
Interest cost	5.14%	4.83%	5.09%
Expected long-term rate of return on assets	5.38%	5.07%	5.04%
We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period.
We determine the long-term rates of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation. In 2025, we decreased the expected long-term rates of return on assets by 23 basis point for our pension plans and increased the expected long-term rates of return on assets by 31 basis points for our other post-retirement benefit plans, resulting from changes in our asset allocations.
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
Our investment policy endeavors to strike the appropriate balance between asset growth and funded status protection. The objective of the policy is to generate asset returns that will increase the funded status of our plans while systematically reducing cost and deficit risk as funded status of the plans improve. Several of our U.S. pension plans are now utilizing a target asset allocation strategy that will automatically increase investments in liability-hedging assets (primarily commingled fixed-income funds) and decrease investments in return-seeking assets (primarily commingled equity funds) as the plans reach specific funded status targets. At the end of 2025, our target asset allocation ranges for plans that are less than fully funded were 40%-60% return-seeking assets and 40%-60% liability-hedging assets.
More than 90% of our pension plan assets are held in a single trust for our primary qualified U.S. government and commercial pension plans. On December 31, 2025, the trust was invested largely in commingled funds comprised primarily of equity and fixed-income securities. The trust also invests in other asset classes consistent with our investment policy. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.
We hold assets in VEBA trusts for some of our other post-retirement benefit plans. On December 31, 2025, these trusts were invested largely in fixed-income securities and commingled funds comprised primarily of equity and fixed-income securities. Our asset allocation strategy for the VEBA trusts considers funded status, potential fluctuations in our other post-retirement benefit obligation, the taxable nature of certain VEBA trusts, tax deduction limits on contributions and the regulatory environment.
Our defined benefit plan assets are reported at fair value. See Note P for a discussion of the hierarchy for determining fair value. Our Level 1 assets include commingled equity and fixed-income funds that are valued using a unit price or NAV. These funds are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets include fixed-income securities and commingled equity and fixed-income funds whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. Our plan assets invested in Level 2 commingled funds are valued using a unit price or NAV obtained from the fund’s transfer agent or investment manager that is based on the underlying, observable investments of the fund. Our Level 3 assets consist of insurance deposit contracts, retirement annuity contracts, real estate funds, and corporate debt securities.
Certain investments valued using NAV as a practical expedient are excluded from the fair value hierarchy but are included in the tables below to permit reconciliation to total plan assets. These investments are redeemable at NAV generally on a monthly or quarterly basis, and most have redemption notice periods of up to 90 days. The unfunded commitments related to these investments were not material on December 31, 2025 or 2024.

The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2025
Cash and equivalents	$485	$19	$466	$—
Commingled funds:
Equity funds	3,958	496	3,462	—
Fixed-income funds	6,503	193	6,310	—
Real estate funds	15	—	—	15
Other investments:
Insurance deposit contracts	221	—	—	221
Retirement annuity contracts	26	—	—	26
Total plan assets in fair value hierarchy	$11,208	$708	$10,238	$262
Plan assets measured using NAV as a practical expedient:
Real estate funds	298
Equity funds	51
Hedge funds	—
Total pension plan assets	$11,557

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2024
Cash and equivalents	$177	$16	$161	$—
Commingled funds:
Equity funds	3,597	514	3,083	—
Fixed-income funds	6,048	195	5,853	—
Real estate funds	14	—	—	14
Other investments:
Insurance deposit contracts	183	—	—	183
Retirement annuity contracts	22	—	—	22
Total plan assets in fair value hierarchy	$10,041	$725	$9,097	$219
Plan assets measured using NAV as a practical expedient:
Real estate funds	421
Equity funds	37
Hedge funds	1
Total pension plan assets	$10,500

The fair value of our other post-retirement benefit plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2025
Cash and equivalents	$13	$—	$13	$—
Commingled funds:
Equity funds	83	31	52	—
Fixed-income funds	102	6	96	—
Fixed-income securities	472	—	469	3
Total plan assets in fair value hierarchy	$670	$37	$630	$3
Plan assets measured using NAV as a practical expedient:
Real estate funds	3
Total other post-retirement benefit plan assets	$673

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset Category (a)	December 31, 2024
Cash and equivalents	$7	$—	$7
Commingled funds:
Equity funds	120	74	46
Fixed-income funds	102	11	91
Fixed-income securities	411	—	411
Total plan assets in fair value hierarchy	$640	$85	$555
Plan assets measured using NAV as a practical expedient:
Real estate funds	5
Total other post-retirement benefit plan assets	$645
(a)We had no Level 3 investments on December 31, 2024.

Changes in our Level 3 defined benefit plan assets during 2025 and 2024 were as follows:

	Insurance Deposits Contracts	Retirement Annuity Contracts	Real Estate Funds	Corporate Debt Securities	Total Level 3 Assets
December 31, 2023	$184	$25	$13	$—	$222
Actual return on plan assets:
Unrealized (losses) gains , net	(9)	(3)	1	—	(11)
Purchases, sales and settlements, net	8	—	—	—	8
December 31, 2024	183	22	14	—	219
Actual return on plan assets:
Unrealized gains, net	35	4	2	—	41
Realized losses, net	—	—	(1)	—	(1)
Purchases, sales and settlements, net	3	—	—	3	6
December 31, 2025	$221	$26	$15	$3	$265

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
General Dynamics Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheet of General Dynamics Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 30, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Discount rates used in pension benefit obligation
As discussed in Note S to the consolidated financial statements, the Company’s pension benefit obligation and the associated plan assets were $12.3 billion and $11.6 billion, respectively, on December 31, 2025. The weighted-average discount rate assumption used in estimating the pension benefit obligation as of December 31, 2025, of 5.16% was based on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The selected discount rates have a significant effect on the measurement of the pension benefit obligation.
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
January 30, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on December 31, 2025, our disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited General Dynamics Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 31, 2025 and 2024, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated January 30, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
January 30, 2026
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Information About Our Executive Officers in Part I, will be included in the sections titled “Election of the Board of Directors of the Company,” “Governance of the Company – Our Ethos,” “Audit Committee Report” and, if included, “Other Information – Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2026 annual shareholders meeting (the Proxy Statement), or elsewhere in the Proxy Statement, and that information is incorporated herein by reference.

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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the company dated as of May 8, 2023 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2023, filed with the SEC on July 26, 2023)

3.3
Amended and Restated Bylaws of General Dynamics Corporation (as amended effective August 7, 2024) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on August 8, 2024)

4.1
Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 12, 2018)

4.2
Seventh Supplemental Indenture dated as of November 6, 2012, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on November 6, 2012)

4.3
Indenture dated as of March 24, 2015, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the SEC on March 24, 2015)

4.4
First Supplemental Indenture dated as of August 12, 2016, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on August 12, 2016)

4.5
Second Supplemental Indenture dated as of September 14, 2017, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on September 14, 2017)

4.6
Indenture dated as of March 22, 2018, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the SEC on March 22, 2018)

4.7
First Supplemental Indenture dated as of May 11, 2018, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on May 11, 2018)

4.8
Second Supplemental Indenture dated as of March 25, 2020, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 3.500% Notes due 2027, 3.625% Notes due 2030, 4.250% Notes due 2040 and 4.250% Notes due 2050) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on March 25, 2020)

4.9
Third Supplemental Indenture dated as of May 10, 2021, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 1.150% Notes due 2026, 2.250% Notes due 2031 and 2.850% Notes due 2041) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the SEC on May 10, 2021)

4.10
Description of General Dynamics Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023)

4.11
Fourth Supplemental Indenture dated as of May 7, 2025, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 4.950% Notes due 2035) (incorporated herein by reference from the company's current report on Form 8-K, filed with the SEC on May 7, 2025)

10.1*
General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-217656), filed with the SEC on May 4, 2017)

10.2*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants made March 4, 2015, through March 1, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the SEC on April 29, 2015)

10.3*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2016, filed with the SEC on April 27, 2016)

10.4*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the SEC on July 26, 2017)

10.5*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.6*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.7*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the SEC on April 29, 2020)

10.8*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.9*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.10*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 2, 2022, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2022, filed with the SEC on April 27, 2022)

10.11*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.12*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.13*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 8, 2023, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 2, 2023, filed with the SEC on April 26, 2023)

10.14*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on April 24, 2024)

10.15*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on April 24, 2024)

10.16*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to executive officers beginning March 6, 2024, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on April 24, 2024)

10.17*
Consulting Agreement between Mark C. Roualet and General Dynamics Corporation, effective as of May 1, 2024 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on July 24, 2024)##

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
William A. Moss
Vice President and Controller
Dated: January 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 30, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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