Form 10-Q
period 2026-04-05
GENERAL DYNAMICS CORP
filed 2026-04-29
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2026
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
270,430,187 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 5, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 5, 2026	March 30, 2025
Revenue:
Products	$8,285	$7,334
Services	5,196	4,889
	13,481	12,223
Operating costs and expenses:
Products	(6,943)	(6,141)
Services	(4,395)	(4,189)
General and administrative (G&A)	(723)	(625)
	(12,061)	(10,955)
Operating earnings	1,420	1,268
Other, net	18	21
Interest, net	(69)	(89)
Earnings before income tax	1,369	1,200
Provision for income tax, net	(244)	(206)
Net earnings	$1,125	$994

Earnings per share
Basic	$4.16	$3.69
Diluted	$4.10	$3.66
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 5, 2026	March 30, 2025
Net earnings	$1,125	$994
Changes in unrealized cash flow hedges	(2)	46
Foreign currency translation adjustments	(109)	102
Changes in retirement plans’ funded status	44	18
Other comprehensive (loss) income, pretax	(67)	166
Provision for income tax, net	(7)	(17)
Other comprehensive (loss) income, net of tax	(74)	149
Comprehensive income	$1,051	$1,143
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	April 5, 2026	December 31, 2025

ASSETS
Current assets:
Cash and equivalents	$3,654	$2,333
Accounts receivable	2,254	2,406
Unbilled receivables	9,051	8,380
Inventories	9,177	9,232
Other current assets	1,919	1,897
Total current assets	26,055	24,248
Noncurrent assets:
Property, plant and equipment, net	7,503	7,525
Intangible assets, net	1,328	1,375
Goodwill	20,956	21,009
Other assets	3,187	3,092
Total noncurrent assets	32,974	33,001
Total assets	$59,029	$57,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,755	$1,006
Accounts payable	2,843	2,678
Customer advances and deposits	10,847	9,824
Other current liabilities	3,380	3,288
Total current liabilities	18,825	16,796
Noncurrent liabilities:
Long-term debt	6,259	7,007
Other liabilities	7,866	7,824
Commitments and contingencies (see Note J)
Total noncurrent liabilities	14,125	14,831
Shareholders’ equity:
Common stock	482	482
Surplus	4,433	4,403
Retained earnings	44,774	44,080
Treasury stock	(23,053)	(22,860)
Accumulated other comprehensive loss	(557)	(483)
Total shareholders’ equity	26,079	25,622
Total liabilities and shareholders’ equity	$59,029	$57,249
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 5, 2026	March 30, 2025
Cash flows from operating activities – continuing operations:
Net earnings	$1,125	$994
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	173	162
Amortization of intangible and finance lease right-of-use assets	59	61
Equity-based compensation expense	40	34
Deferred income tax provision (benefit)	286	(59)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	152	(317)
Unbilled receivables	(656)	(879)
Inventories	55	(92)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	165	13
Customer advances and deposits	764	13
Other, net	(8)	(78)
Net cash provided (used) by operating activities	2,155	(148)
Cash flows from investing activities:
Capital expenditures	(203)	(142)
Other, net	1	12
Net cash used by investing activities	(202)	(130)
Cash flows from financing activities:
Dividends paid	(405)	(383)
Purchases of common stock	(217)	(600)
Proceeds from commercial paper, net	—	1,590
Repayment of fixed-rate notes	—	(750)
Other, net	(7)	(32)
Net cash used by financing activities	(629)	(175)
Net cash used by discontinued operations	(3)	(2)
Net increase (decrease) in cash and equivalents	1,321	(455)
Cash and equivalents at beginning of period	2,333	1,697
Cash and equivalents at end of period	$3,654	$1,242
Supplemental cash flow information:
Income tax payments, net	$(18)	$(34)
Interest payments	$(93)	$(42)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2025	$482	$4,403	$44,080	$(22,860)	$(483)	$25,622
Net earnings	—	—	1,125	—	—	1,125
Cash dividends declared	—	—	(431)	—	—	(431)
Equity-based awards	—	30	—	24	—	54
Shares purchased	—	—	—	(217)	—	(217)
Other comprehensive loss	—	—	—	—	(74)	(74)
April 5, 2026	$482	$4,433	$44,774	$(23,053)	$(557)	$26,079

December 31, 2024	$482	$4,062	$41,487	$(22,450)	$(1,518)	$22,063
Net earnings	—	—	994	—	—	994
Cash dividends declared	—	—	(399)	—	—	(399)
Equity-based awards	—	2	—	21	—	23
Shares purchased	—	—	—	(605)	—	(605)
Other comprehensive income	—	—	—	—	149	149
March 30, 2025	$482	$4,064	$42,082	$(23,034)	$(1,369)	$22,225
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
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 5, 2026, and March 30, 2025. Operating results for the three-month period ended April 5, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	April 5, 2026	December 31, 2025
PP&E	$15,229	$15,130
Accumulated depreciation	(7,726)	(7,605)
PP&E, net	$7,503	$7,525
Recent Accounting Pronouncements. For a discussion of accounting standards that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective, refer to the Recent Accounting Pronouncements section in our Annual Report on Form 10-K for the year ended

December 31, 2025. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 76% and 75% of our revenue for the three-month periods ended April 5, 2026 and March 30, 2025, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 24% and 25% of our revenue for the three-month periods ended April 5, 2026 and March 30, 2025, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On April 5, 2026, we had $130.8 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 55% of our remaining performance obligations as revenue by year-end 2027, an additional 25% by year-end 2029 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates changed our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	April 5, 2026	March 30, 2025
Revenue	$57	$78
Operating earnings	54	31
Diluted earnings per share	$0.16	$0.09
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 5, 2026, or March 30, 2025.
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
Revenue by major products and services was as follows:

Three Months Ended	April 5, 2026	March 30, 2025
Aircraft manufacturing	$2,311	$2,168
Aircraft services	968	858
Total Aerospace	3,279	3,026
Nuclear-powered submarines	3,272	2,620
Surface ships	770	710
Repair and other services	301	259
Total Marine Systems	4,343	3,589
Military vehicles	1,155	1,215
Weapon systems and munitions	781	701
Engineering and other services	347	260
Total Combat Systems	2,283	2,176
Information technology (IT) services	2,383	2,364
C5ISR* solutions	1,193	1,068
Total Technologies	3,576	3,432
Total revenue	$13,481	$12,223
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
Revenue by contract type was as follows:

Three Months Ended April 5, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$2,975	$1,976	$1,946	$1,410	$8,307
Cost-reimbursement	—	2,366	311	1,516	4,193
Time-and-materials	304	1	26	650	981
Total revenue	$3,279	$4,343	$2,283	$3,576	$13,481
Three Months Ended March 30, 2025
Fixed-price	$2,753	$1,724	$1,848	$1,445	$7,770
Cost-reimbursement	—	1,865	310	1,469	3,644
Time-and-materials	273	—	18	518	809
Total revenue	$3,026	$3,589	$2,176	$3,432	$12,223
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
Revenue by customer was as follows:

Three Months Ended April 5, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of War (DoW)	$71	$4,310	$1,177	$2,068	$7,626
Non-DoW	6	—	2	1,275	1,283
Foreign military sales (FMS)	—	32	195	3	230
Total U.S. government	77	4,342	1,374	3,346	9,139
U.S. commercial	1,706	—	37	61	1,804
Non-U.S. government	235	1	858	159	1,253
Non-U.S. commercial	1,261	—	14	10	1,285
Total revenue	$3,279	$4,343	$2,283	$3,576	$13,481
Three Months Ended March 30, 2025
U.S. government:
DoW	$65	$3,558	$1,210	$2,012	$6,845
Non-DoW	—	—	2	1,248	1,250
FMS	5	29	218	3	255
Total U.S. government	70	3,587	1,430	3,263	8,350
U.S. commercial	1,224	1	59	46	1,330
Non-U.S. government	171	1	658	115	945
Non-U.S. commercial	1,561	—	29	8	1,598
Total revenue	$3,026	$3,589	$2,176	$3,432	$12,223
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended April 5, 2026, were not materially impacted by any other factors.

Revenue recognized for the three-month periods ended April 5, 2026, and March 30, 2025, that was included in the contract liability balance at the beginning of each year was $2.8 billion and $2.6 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 5, 2026	March 30, 2025
Basic weighted average shares outstanding	270,173	269,038
Dilutive effect of stock options and restricted stock/RSUs*	3,956	2,711
Diluted weighted average shares outstanding	274,129	271,749
*    Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 394 and 1,667 for the three-month periods ended April 5, 2026 and March 30, 2025, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	April 5, 2026	December 31, 2025
Deferred tax asset	$18	$19
Deferred tax liability	(1,244)	(956)
Net deferred tax liability	$(1,226)	$(937)
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on April 5, 2026, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	April 5, 2026	December 31, 2025
Unbilled revenue	$45,529	$43,059
Advances and progress billings	(36,478)	(34,679)
Net unbilled receivables	$9,051	$8,380
On April 5, 2026, and December 31, 2025, net unbilled receivables included $1.3 billion associated with a large international tracked vehicle contract in our Combat Systems segment. We currently expect a significant decline in this balance over the next two years as contract deliveries continue through early 2028.

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
Inventories consisted of the following:

	April 5, 2026	December 31, 2025
Work in process	$5,823	$5,938
Raw materials	3,189	3,248
Finished goods	118	18
Pre-owned aircraft	47	28
Total inventories	$9,177	$9,232

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2025 (a)	$3,364	$297	$2,825	$14,523	$21,009
Acquisitions (b)	—	—	—	(4)	(4)
Other (c)	(26)	—	(19)	(4)	(49)
April 5, 2026 (a)	$3,338	$297	$2,806	$14,515	$20,956
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	April 5, 2026			December 31, 2025
Contract and program intangible assets (b)	$3,236	$(2,152)	$1,084	$3,241	$(2,119)	$1,122
Trade names and trademarks	569	(346)	223	575	(345)	230
Technology and software	77	(56)	21	77	(54)	23
Other intangible assets	60	(60)	—	60	(60)	—
Total intangible assets	$3,942	$(2,614)	$1,328	$3,953	$(2,578)	$1,375
(a)Changes in gross carrying amounts consisted primarily of foreign currency translation and adjustments for acquired and divested intangible assets.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $44 for the three-month periods ended April 5, 2026, and March 30, 2025.

H. DEBT
Debt consisted of the following:

		April 5, 2026	December 31, 2025
Fixed-rate notes due:	Interest rate:
June 2026	1.150%	500	500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
August 2035	4.950%	750	750
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	72	74
Total debt principal		8,072	8,074
Less unamortized debt issuance costs and discounts		58	61
Total debt		8,014	8,013
Less current portion		1,755	1,006
Long-term debt		$6,259	$7,007
On April 5, 2026, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to the expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on April 5, 2026.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	April 5, 2026	December 31, 2025

Salaries and wages	$1,067	$1,125
Dividends payable	431	407
Lease liabilities	307	299
Workers’ compensation	240	236
Other	1,335	1,221
Total other current liabilities	$3,380	$3,288

Customer deposits on commercial contracts	$2,390	$2,649
Lease liabilities	1,511	1,477
Retirement benefits	1,093	1,134
Other	2,872	2,564
Total other liabilities	$7,866	$7,824

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $2.1 billion on April 5, 2026. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of April 5, 2026, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended April 5, 2026, and March 30, 2025, were as follows:

Three Months Ended	April 5, 2026	March 30, 2025
Beginning balance	$656	$642
Warranty expense	34	35
Payments	(23)	(27)
Adjustments	—	(2)
Ending balance	$667	$648

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the three-month period ended April 5, 2026, we repurchased 0.6 million of our outstanding shares for $217 to cover dilution. On April 5, 2026, 6.1 million shares remained authorized by our board of directors (Board) for repurchase, representing 2.3% of our total shares outstanding. We repurchased 2.4 million shares for $600 in the three-month period ended March 30, 2025.
Dividends per Share. Our Board declared dividends per share of $1.59 and $1.50 for the three-month periods ended April 5, 2026 and March 30, 2025, respectively. We paid cash dividends of $405 and $383 for the three-month periods ended April 5, 2026 and March 30, 2025, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2025	$10	$873	$(1,366)	$(483)
Other comprehensive loss, pretax	(2)	(109)	44	(67)
Provision for income tax, net	1	—	(8)	(7)
Other comprehensive loss, net of tax	(1)	(109)	36	(74)
April 5, 2026	$9	$764	$(1,330)	$(557)

December 31, 2024	$(76)	$235	$(1,677)	$(1,518)
Other comprehensive income, pretax	46	102	18	166
Provision for income tax, net	(13)	—	(4)	(17)
Other comprehensive income, net of tax	33	102	14	149
March 30, 2025	$(43)	$337	$(1,663)	$(1,369)
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
Summary financial information for each of our segments follows:

	Revenue (a)		Other Segment Items (b)		Operating Earnings
Three Months Ended	April 5, 2026	March 30, 2025	April 5, 2026	March 30, 2025	April 5, 2026	March 30, 2025
Aerospace	$3,279	$3,026	$(2,786)	$(2,594)	$493	$432
Marine Systems	4,343	3,589	(4,027)	(3,339)	316	250
Combat Systems	2,283	2,176	(1,973)	(1,885)	310	291
Technologies	3,576	3,432	(3,237)	(3,104)	339	328
Corporate (c)	—	—	—	—	(38)	(33)
Total	$13,481	$12,223	$(12,023)	$(10,922)	$1,420	$1,268
(a)See Note B for additional revenue information by segment.
(b)Other segment items consist of material and labor costs, depreciation and amortization, and other overhead and G&A expenses.
(c)Corporate operating costs consisted of equity-based compensation expense and other miscellaneous expenses.
The following is additional summary financial information for each of our segments:

	Capital Expenditures		Depreciation and Amortization*		Identifiable Assets
Three Months Ended	April 5, 2026	March 30, 2025	April 5, 2026	March 30, 2025	April 5, 2026	December 31, 2025
Aerospace	$48	$25	$64	$58	$16,755	$16,815
Marine Systems	103	87	72	66	7,569	7,313
Combat Systems	24	16	28	28	10,371	10,111
Technologies	28	14	65	68	19,536	19,252
Corporate	—	—	3	3	4,798	3,758
Total	$203	$142	$232	$223	$59,029	$57,249
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
We did not have any significant non-financial assets or liabilities measured at fair value on April 5, 2026, or December 31, 2025.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on April 5, 2026, and December 31, 2025, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	April 5, 2026
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$1	$1	$—	$1	$—
Available-for-sale debt securities	150	150	—	150	—
Commingled equity funds	50	50	50	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	51	51	30	—	21
Cash flow hedge assets	79	79	—	79	—
Cash flow hedge liabilities	(61)	(61)	—	(61)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,072)	(7,563)	—	(7,563)	—

	December 31, 2025
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	140	140	—	140	—
Commingled equity funds	51	51	51	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	53	53	32	—	21
Cash flow hedge assets	75	75	—	75	—
Cash flow hedge liabilities	(49)	(49)	—	(49)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,074)	(7,610)	—	(7,610)	—

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 5, 2026, and December 31, 2025, we held $3.7 billion and $2.3 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On April 5, 2026, and December 31, 2025, we held marketable securities in trust of $207 and $216, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $8.2 billion and $8.5 billion on April 5, 2026, and December 31, 2025, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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

Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three-month periods ended April 5, 2026, and March 30, 2025. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three-month periods ended April 5, 2026, and March 30, 2025, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on April 5, 2026, and December 31, 2025.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 5, 2026, and March 30, 2025. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended April 5, 2026, and March 30, 2025.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit cost (credit) for the three-month periods ended April 5, 2026, and March 30, 2025, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 5, 2026	March 30, 2025	April 5, 2026	March 30, 2025
Service cost	$17	$18	$1	$1
Interest cost	137	149	6	7
Expected return on plan assets	(179)	(184)	(8)	(9)
Net actuarial loss (gain)	50	27	(7)	(8)
Prior service (credit) cost	(1)	(1)	1	—
Net periodic benefit cost (credit)	$24	$9	$(7)	$(9)
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
Our company is organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. Our primary customer is the U.S. government, including the Department of War (DoW), the intelligence community and other U.S. government agencies. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business jet aircraft and related services. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

BUSINESS ENVIRONMENT
As a global aerospace and defense company, we compete in domestic and international markets, serving both government and commercial customers. Our financial performance is significantly influenced by U.S. government spending levels, administration priorities and the overall economy.
We entered 2026 with the government operating under a continuing resolution (CR). Full-year appropriations were enacted in early February for all federal departments except for the Department of Homeland Security, which remains partially shutdown. This shutdown has not had a material impact on our business.
In the federal market, defense spending has been at increased levels, and the administration has publicly stated support for further increases. This is reflected in the significant demand in U.S. Navy shipbuilding, particularly submarines. We have invested significantly in our facilities and workforce to increase production capacity to meet this demand, and expect to continue to do so. The increased demand has placed great pressure on the shipbuilding industrial base, which was already impacted by significant demographic issues coming out of the global pandemic. Together with the Navy customer, we have been working to stabilize and grow the supply chain to meet this heightened demand.
We have also been investing in the development of the next generation of combat vehicles and artillery. While the U.S. Army is reviewing its funding priorities and begins transitioning to next-generation combat vehicles, we expect short-term combat vehicle production volumes to be down slightly. Demand for our munitions products has been high and is expected to remain at an elevated level given ongoing conflicts and regional threats.
Internationally, as a result of ongoing regional conflicts and the overall threat environment, we have seen increased demand, particularly in Europe, for our Combat Systems military products and services. This provides opportunities for our European businesses established in local markets as well as exports from our North American businesses. To meet this expected demand, there will be increased pressure on the supply chain and our hiring of skilled workers.

In our principal commercial market, Aerospace is experiencing strong demand for business jets. We believe our investments in a new family of Gulfstream aircraft will continue to fuel demand. The most recent addition is the G800, which entered into service last year. In addition, we expect the growing installed base of aircraft will continue to lead to increased demand for global aircraft services. The ongoing sanctions on Russia have restricted access to a segment of the market.
Our ability to produce new aircraft is dependent on our supply chain, and while performance has improved and the overall supply chain has stabilized, we have experienced some delays including at our Israel-based supplier of mid-cabin airframes caused by conflicts in the Middle East.
Our Aerospace business has been impacted by inflationary pressures and tariffs. On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized. Following the ruling, Customs and Border Protection (CBP) has established a process to refund previously-paid IEEPA tariffs. However, the timing of the collection of previously paid IEEPA tariffs is uncertain. These developments were not material to our results of operations. Non-IEEPA tariffs continue to impact the business, but do not present a significant burden in their current form.

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

CONSOLIDATED OVERVIEW

Three Months Ended	April 5, 2026	March 30, 2025	Variance
Revenue	$13,481	$12,223	$1,258	10.3%
Operating costs and expenses	(12,061)	(10,955)	(1,106)	10.1%
Operating earnings	1,420	1,268	152	12.0%
Operating margin	10.5%	10.4%
Our consolidated revenue increased in the first quarter of 2026 across all four operating segments, including over 20% growth in our Marine Systems segment driven by increased material volume. Operating margin increased 10 basis points in the first quarter of 2026.
2026 Outlook
We expect our full-year diluted earnings per share (EPS) to be between $16.45 and $16.55.

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
AEROSPACE

Three Months Ended	April 5, 2026	March 30, 2025	Variance
Revenue	$3,279	$3,026	$253	8.4%
Operating earnings	493	432	61	14.1%
Operating margin	15.0%	14.3%
Gulfstream aircraft deliveries (in units)	38	36	2	5.6%
Operating Results
The increase in the Aerospace segment’s revenue in the first quarter of 2026 consisted of the following:

Aircraft manufacturing	$143
Aircraft services	110
Total increase	$253
Aircraft manufacturing revenue increased in the first quarter of 2026 due primarily to additional aircraft deliveries. Aircraft services revenue was up in the first quarter of 2026 due primarily to increased customer demand for aircraft maintenance, a larger installed base and customer flight activity.
The increase in the segment’s operating earnings in the first quarter of 2026 consisted of the following:

Aircraft manufacturing	$49
Aircraft services	28
G&A/other expenses	(16)
Total increase	$61
Aircraft manufacturing operating earnings increased in the first quarter of 2026 due primarily to increased deliveries and improved performance. Aircraft services operating earnings increased in the first quarter of 2026 due to higher volume and a favorable service mix. In total, the Aerospace segment’s operating margin increased 70 basis points in the first quarter of 2026 compared with the prior-year period resulting from the same factors.

MARINE SYSTEMS

Three Months Ended	April 5, 2026	March 30, 2025	Variance
Revenue	$4,343	$3,589	$754	21.0%
Operating earnings	316	250	66	26.4%
Operating margin	7.3%	7.0%
Operating Results
The increase in the Marine Systems segment’s revenue in the first quarter of 2026 consisted of the following:

U.S. Navy ship construction	$631
U.S. Navy ship engineering, repair and other services	123
Total increase	$754
Revenue from U.S. Navy ship construction was up in the first quarter of 2026 due primarily to increased material and labor volume on Columbia-class and Virginia-class submarine construction and higher throughput on the John Lewis-class (T-AO-205) fleet replenishment oiler at our NASSCO shipyard. The Marine Systems segment’s operating margin increased 30 basis points in the first quarter of 2026 on improved performance.
COMBAT SYSTEMS

Three Months Ended	April 5, 2026	March 30, 2025	Variance
Revenue	$2,283	$2,176	$107	4.9%
Operating earnings	310	291	19	6.5%
Operating margin	13.6%	13.4%
Operating Results
The increase in the Combat Systems segment’s revenue in the first quarter of 2026 consisted of the following:

Weapon systems and munitions	$114
International military vehicles	84
U.S. military vehicles	(91)
Total increase	$107
Weapon systems and munitions revenue increased in the first quarter of 2026 due primarily to increased artillery production. International military vehicles increased due to higher volume on several wheeled and tracked vehicle programs in Europe. Revenue from U.S. military vehicles decreased in the first quarter of 2026 due to lower U.S. Army demand as part of their recapitalization efforts and the termination of the M10 Booker program. Overall, the Combat Systems segment’s operating margin increased 20 basis points in the first quarter of 2026 driven by favorable program mix.

TECHNOLOGIES

Three Months Ended	April 5, 2026	March 30, 2025	Variance
Revenue	$3,576	$3,432	$144	4.2%
Operating earnings	339	328	11	3.4%
Operating margin	9.5%	9.6%
Operating Results
The increase in the Technologies segment’s revenue in the first quarter of 2026 consisted of the following:

C5ISR* solutions	$125
Information technology (IT) services	19
Total increase	$144
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue increased in the first quarter of 2026 due primarily to higher volume across several C5ISR programs, most notably in the group's space portfolio and international markets. Overall, the Technologies segment’s operating margin decreased 10 basis points in the first quarter of 2026.
CORPORATE
Corporate operating costs totaled $38 in the first quarter of 2026 compared with $33 in the first quarter of 2025 and consisted of equity-based compensation expense and other miscellaneous expenses.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	April 5, 2026	March 30, 2025	Variance
Revenue	$8,285	$7,334	$951	13.0%
Operating costs	(6,943)	(6,141)	(802)	13.1%
The increase in product revenue in the first quarter of 2026 consisted of the following:

Ship construction	$631
Aircraft manufacturing	143
Weapon systems and munitions	114
Other, net	63
Total increase	$951

Ship construction revenue increased due primarily to higher volume on the Columbia-class and Virginia-class submarine programs. Aircraft manufacturing revenue increased in the first quarter of 2026 due to additional aircraft deliveries. Weapon systems and munitions revenue increased in the first quarter of 2026 due primarily to increased artillery production. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	April 5, 2026	March 30, 2025	Variance
Revenue	$5,196	$4,889	$307	6.3%
Operating costs	(4,395)	(4,189)	(206)	4.9%
The increase in service revenue in the first quarter of 2026 consisted of the following:

First Quarter
C5ISR solutions/IT services	$138
Ship services	123
Other, net	46
Total change	$307
Increased C5ISR solutions and IT services volume drove the higher service revenue in the first quarter of 2026. Ship services revenue was up in the first quarter of 2026 due to higher volume of engineering and repair work. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses increased to 5.4% in the first three months of 2026 compared with 5.1% in the first three months of 2025.
OTHER, NET
Net other income was $18 in the first three months of 2026 compared with $21 in the first three months of 2025, and represents primarily the non-service components of pension and other post-retirement benefits.
INTEREST, NET
Net interest expense decreased to $69 in the first three months of 2026 from $89 in the prior-year period, reflecting lower interest expense associated with commercial paper issuances. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.8% in the first three months of 2026 compared with 17.2% in the prior-year period.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $130.8 billion at the end of the first quarter of 2026 compared with $118 billion on December 31, 2025. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $188.4 billion on April 5, 2026.
The following table details the backlog and estimated potential contract value of each segment at the end of the first quarter of 2026 and fourth quarter of 2025:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	April 5, 2026
Aerospace	$21,172	$1,095	$22,267	$1,040	$23,307
Marine Systems	40,598	23,373	63,971	12,519	76,490
Combat Systems	25,532	1,383	26,915	11,770	38,685
Technologies	10,818	6,869	17,687	32,272	49,959
Total	$98,120	$32,720	$130,840	$57,601	$188,441

	December 31, 2025
Aerospace	$20,804	$1,024	$21,828	$1,120	$22,948
Marine Systems	36,808	15,532	52,340	11,823	64,163
Combat Systems	26,064	1,154	27,218	14,670	41,888
Technologies	9,865	6,795	16,660	33,280	49,940
Total	$93,541	$24,505	$118,046	$60,893	$178,939

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the first quarter of 2026 with backlog of $22.3 billion.
Orders for new Gulfstream aircraft reflected strong demand across our portfolio of products and services. The segment achieved a book-to-bill ratio (orders divided by revenue) of 1.2-to-1 in the first quarter of 2026.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On April 5, 2026, estimated potential contract value in the Aerospace segment was $1 billion.

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
Total backlog in our defense segments was $108.6 billion on April 5, 2026. The increase was driven by a $15.4 billion award within the Marine Systems segment for continued design and support work on the Columbia-class submarines program. In the first quarter of 2026, the defense segments achieved a book-to-bill ratio of 2.2-to-1. Estimated potential contract value in our defense segments was $56.6 billion on April 5, 2026.

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
We ended the first quarter of 2026 with a cash and equivalents balance of $3.7 billion compared with $2.3 billion at the end of 2025. Following is a discussion of our major operating, investing and financing activities in the first three months of 2026 and 2025, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Three Months Ended	April 5, 2026	March 30, 2025
Net cash provided/(used) by operating activities	$2,155	$(148)
Net cash used by investing activities	(202)	(130)
Net cash used by financing activities	(629)	(175)

OPERATING ACTIVITIES
Cash provided by operating activities was $2.2 billion in the first three months of 2026 compared with cash used by operating activities of $148 in the same period in 2025. The primary driver of cash flows in both periods was net earnings. Cash flows in the first quarter of 2026 were affected positively by reductions in operating working capital led by the Combat Systems segment. Cash flows in the first quarter of 2025 were affected negatively by growth in operating working capital, particularly driven by timing in our Aerospace and Combat Systems segments.

INVESTING ACTIVITIES
Cash used by investing activities was $202 in the first three months of 2026 compared with $130 in the same period in 2025. Our investing activities include cash paid for capital expenditures; business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $203 in the first three months of 2026, up 43% compared with $142 in the same period of 2025, and are expected to remain elevated for the remaining quarters of 2026.

FINANCING ACTIVITIES
Cash used by financing activities was $629 in the first three months of 2026 compared with $175 in the same period in 2025. Financing activities include the use of cash for repurchases of common stock to cover dilution, payment of dividends, and debt and commercial paper repayments. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 9, 2026, our board of directors (Board) declared a quarterly dividend of $1.59 per share, the 29th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.50 per share in March 2025. Cash dividends paid were $405 in the first three months of 2026 compared with $383 in the same period in 2025.
We paid $217 and $600 in the first three months of 2026 and 2025, respectively, to repurchase our outstanding shares to cover dilution. On April 5, 2026, 6.1 million shares remained authorized by our Board for repurchase, representing 2.3% of our total shares outstanding.
Fixed-rate notes of $500 mature in both June and August 2026. We are evaluating the refinancing of these notes and will continue to monitor market conditions as maturities draw near. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On April 5, 2026, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $4 billion in a committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Three Months Ended	April 5, 2026	March 30, 2025
Net cash provided (used) by operating activities	$2,155	$(148)
Capital expenditures	(203)	(142)
Free cash flow	$1,952	$(290)
Cash flows as a percentage of net earnings:
Net cash provided (used) by operating activities	192%	(15%)
Free cash flow	174%	(29%)

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates changed our operating earnings (and diluted earnings per share) by $54 ($0.16) and $31 ($0.09) for the three-month periods ended April 5, 2026, and March 30, 2025, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 5, 2026, or March 30, 2025.
Other critical accounting policies and estimates include long-lived assets and goodwill, commitments and contingencies, and retirement plans. For a full discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2025.

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

STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Three Months Ended April 5, 2026	Year Ended December 31, 2025
Revenue	$5,368	$20,716
Operating costs and expenses, excluding G&A	(4,734)	(18,476)
Net earnings	301	839
BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	April 5, 2026	December 31, 2025
Cash and equivalents	$1,321	$482
Other current assets	5,922	5,405
Noncurrent assets	5,478	5,403
Total assets	$12,721	$11,290

Short-term debt and current portion of long-term debt	$1,752	$1,003
Other current liabilities	3,088	3,029
Long-term debt	6,209	6,955
Other noncurrent liabilities	3,143	2,835
Total liabilities	$14,192	$13,822
The summarized balance sheet information presented above includes the funded status of the company’s primary qualified U.S. government pension plans as the parent has the ultimate obligation for the plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 5, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 5, 2026, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 5, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “forecasts,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements, we rely on assumptions and analyses based on our experience and perception of historical trends; current conditions and expected future developments; and other factors, estimates and judgments we consider reasonable and appropriate based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve factors, risks and uncertainties that are difficult to predict. Actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. These factors include, among others:
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

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
1/1/26-2/1/26	—	$—	—	6,751,311
2/2/26-3/1/26	131,068	346.46	131,068	6,620,243
3/2/26-4/5/26	490,920	349.91	490,920	6,129,323

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting**
1/1/26-2/1/26	384	338.88
2/2/26-3/1/26	1,092	348.51
3/2/26-4/5/26	164,181	361.84
	787,645	$351.82
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
We did not make any unregistered sales of equity securities in the first quarter of 2026.

ITEM 5. OTHER INFORMATION
During the quarter ended April 5, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

GENERAL DYNAMICS CORPORATION
	by	/s/ Dana O. Maisano
Dana O. Maisano
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: April 29, 2026