Form 10-Q
period 2026-07-05
GENERAL DYNAMICS CORP
filed 2026-07-29
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2026
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
270,557,195 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 5, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 5, 2026	June 29, 2025
Revenue:
Products	$8,711	$8,012
Services	5,383	5,029
	14,094	13,041
Operating costs and expenses:
Products	(7,337)	(6,823)
Services	(4,574)	(4,269)
General and administrative (G&A)	(723)	(644)
	(12,634)	(11,736)
Operating earnings	1,460	1,305
Other, net	(4)	15
Interest, net	(49)	(88)
Earnings before income tax	1,407	1,232
Provision for income tax, net	(247)	(218)
Net earnings	$1,160	$1,014

Earnings per share
Basic	$4.29	$3.78
Diluted	$4.24	$3.74
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 5, 2026	June 29, 2025
Revenue:
Products	$16,996	$15,347
Services	10,579	9,917
	27,575	25,264
Operating costs and expenses:
Products	(14,280)	(12,964)
Services	(8,969)	(8,458)
G&A	(1,446)	(1,269)
	(24,695)	(22,691)
Operating earnings	2,880	2,573
Other, net	14	36
Interest, net	(118)	(177)
Earnings before income tax	2,776	2,432
Provision for income tax, net	(491)	(424)
Net earnings	$2,285	$2,008

Earnings per share
Basic	$8.46	$7.48
Diluted	$8.35	$7.40
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Net earnings	$1,160	$1,014	$2,285	$2,008
Changes in unrealized cash flow hedges	(12)	73	(14)	119
Foreign currency translation adjustments	(50)	505	(159)	607
Changes in retirement plans’ funded status	43	16	87	34
Other comprehensive (loss) income, pretax	(19)	594	(86)	760
Provision for income tax, net	(7)	(20)	(14)	(37)
Other comprehensive (loss) income, net of tax	(26)	574	(100)	723
Comprehensive income	$1,134	$1,588	$2,185	$2,731
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	July 5, 2026	December 31, 2025

ASSETS
Current assets:
Cash and equivalents	$4,333	$2,333
Accounts receivable	2,398	2,406
Unbilled receivables	9,255	8,380
Inventories	9,097	9,232
Other current assets	1,955	1,897
Total current assets	27,038	24,248
Noncurrent assets:
Property, plant and equipment, net	7,575	7,525
Intangible assets, net	1,281	1,375
Goodwill	20,927	21,009
Other assets	3,342	3,092
Total noncurrent assets	33,125	33,001
Total assets	$60,163	$57,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,256	$1,006
Accounts payable	2,874	2,678
Customer advances and deposits	11,034	9,824
Other current liabilities	3,601	3,288
Total current liabilities	18,765	16,796
Noncurrent liabilities:
Long-term debt	6,260	7,007
Other liabilities	8,312	7,824
Commitments and contingencies (see Note J)
Total noncurrent liabilities	14,572	14,831
Shareholders’ equity:
Common stock	482	482
Surplus	4,535	4,403
Retained earnings	45,502	44,080
Treasury stock	(23,110)	(22,860)
Accumulated other comprehensive loss	(583)	(483)
Total shareholders’ equity	26,826	25,622
Total liabilities and shareholders’ equity	$60,163	$57,249
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 5, 2026	June 29, 2025
Cash flows from operating activities – continuing operations:
Net earnings	$2,285	$2,008
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	348	325
Amortization of intangible and finance lease right-of-use assets	115	121
Equity-based compensation expense	107	89
Deferred income tax provision (benefit)	365	(98)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	8	(612)
Unbilled receivables	(846)	(200)
Inventories	135	(207)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	196	(261)
Customer advances and deposits	1,168	106
Other, net	154	179
Net cash provided by operating activities	4,035	1,450
Cash flows from investing activities:
Capital expenditures	(437)	(340)
Other, net	13	124
Net cash used by investing activities	(424)	(216)
Cash flows from financing activities:
Dividends paid	(834)	(785)
Repayment of fixed-rate notes	(500)	(1,500)
Purchases of common stock	(319)	(600)
Proceeds from commercial paper, net	—	696
Proceeds from fixed-rate notes	—	747
Other, net	48	39
Net cash used by financing activities	(1,605)	(1,403)
Net cash used by discontinued operations	(6)	(5)
Net increase (decrease) in cash and equivalents	2,000	(174)
Cash and equivalents at beginning of period	2,333	1,697
Cash and equivalents at end of period	$4,333	$1,523
Supplemental cash flow information:
Income tax payments, net	$(273)	$(236)
Interest payments	$(149)	$(203)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
April 5, 2026	$482	$4,433	$44,774	$(23,053)	$(557)	$26,079
Net earnings	—	—	1,160	—	—	1,160
Cash dividends declared	—	—	(432)	—	—	(432)
Equity-based awards	—	102	—	45	—	147
Shares purchased	—	—	—	(102)	—	(102)
Other comprehensive loss	—	—	—	—	(26)	(26)
July 5, 2026	$482	$4,535	$45,502	$(23,110)	$(583)	$26,826

March 30, 2025	$482	$4,064	$42,082	$(23,034)	$(1,369)	$22,225
Net earnings	—	—	1,014	—	—	1,014
Cash dividends declared	—	—	(401)	—	—	(401)
Equity-based awards	—	109	—	57	—	166
Shares purchased	—	—	—	2	—	2
Other comprehensive income	—	—	—	—	574	574
June 29, 2025	$482	$4,173	$42,695	$(22,975)	$(795)	$23,580

	Six Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2025	$482	$4,403	$44,080	$(22,860)	$(483)	$25,622
Net earnings	—	—	2,285	—	—	2,285
Cash dividends declared	—	—	(863)	—	—	(863)
Equity-based awards	—	132	—	69	—	201
Shares purchased	—	—	—	(319)	—	(319)
Other comprehensive loss	—	—	—	—	(100)	(100)
July 5, 2026	$482	$4,535	$45,502	$(23,110)	$(583)	$26,826

December 31, 2024	$482	$4,062	$41,487	$(22,450)	$(1,518)	$22,063
Net earnings	—	—	2,008	—	—	2,008
Cash dividends declared	—	—	(800)	—	—	(800)
Equity-based awards	—	111	—	78	—	189
Shares purchased	—	—	—	(603)	—	(603)
Other comprehensive income	—	—	—	—	723	723
June 29, 2025	$482	$4,173	$42,695	$(22,975)	$(795)	$23,580
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
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 5, 2026, and June 29, 2025. Operating results for the three- and six-month periods ended July 5, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	July 5, 2026	December 31, 2025
PP&E	$15,408	$15,130
Accumulated depreciation	(7,833)	(7,605)
PP&E, net	$7,575	$7,525
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

B. REVENUE
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for recognizing revenue. A contract’s transaction price is allocated to each distinct performance obligation within that contract and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly due to the contract covering several phases of the product life cycle (development, production, maintenance and support). For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. We classify revenue as products or services based on the predominant attributes of the associated performance obligation.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in customer specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 75% of our revenue for the three- and six-month periods ended July 5, 2026, and 76% of our revenue for the three- and six-month periods ended June 29, 2025. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 25% of our revenue for the three- and six-month periods ended July 5, 2026, and 24% of our revenue for the three- and six-month periods ended June 29, 2025. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On July 5, 2026, we had $136.5 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 50% of our remaining performance obligations as revenue by year-end 2027, an additional 30% by year-end 2029 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either revenue or operating costs and expenses. The aggregate impact of adjustments in contract estimates changed our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Revenue	$78	$55	$135	$133
Operating earnings	29	31	83	62
Diluted earnings per share	$0.08	$0.09	$0.24	$0.18
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 5, 2026, or June 29, 2025.
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
Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Aircraft manufacturing	$2,467	$2,129	$4,778	$4,297
Aircraft services	1,058	933	2,026	1,791
Total Aerospace	3,525	3,062	6,804	6,088
Nuclear-powered submarines	3,519	3,268	6,791	5,888
Surface ships	844	660	1,614	1,370
Repair and other services	297	292	598	551
Total Marine Systems	4,660	4,220	9,003	7,809
Military vehicles	1,148	1,284	2,303	2,499
Weapon systems and munitions	805	726	1,586	1,427
Engineering and other services	337	273	684	533
Total Combat Systems	2,290	2,283	4,573	4,459
Information technology (IT) services	2,350	2,319	4,733	4,683
C5ISR* solutions	1,269	1,157	2,462	2,225
Total Technologies	3,619	3,476	7,195	6,908
Total revenue	$14,094	$13,041	$27,575	$25,264
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended July 5, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$3,198	$2,243	$1,960	$1,469	$8,870
Cost-reimbursement	—	2,417	310	1,524	4,251
Time-and-materials	327	—	20	626	973
Total revenue	$3,525	$4,660	$2,290	$3,619	$14,094
Three Months Ended June 29, 2025
Fixed-price	$2,806	$2,277	$1,953	$1,441	$8,477
Cost-reimbursement	—	1,940	317	1,543	3,800
Time-and-materials	256	3	13	492	764
Total revenue	$3,062	$4,220	$2,283	$3,476	$13,041

Six Months Ended July 5, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$6,173	$4,219	$3,906	$2,879	$17,177
Cost-reimbursement	—	4,783	621	3,040	8,444
Time-and-materials	631	1	46	1,276	1,954
Total revenue	$6,804	$9,003	$4,573	$7,195	$27,575
Six Months Ended June 29, 2025
Fixed-price	$5,559	$4,001	$3,801	$2,886	$16,247
Cost-reimbursement	—	3,805	627	3,012	7,444
Time-and-materials	529	3	31	1,010	1,573
Total revenue	$6,088	$7,809	$4,459	$6,908	$25,264
Our segments operate under fixed-price, cost-reimbursement and time-and-materials contracts. Most of our production contracts are fixed-price. Under these contracts, we agree to perform a specific scope of work for a fixed amount. Contracts for research, engineering, repair and maintenance, and other services are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses contract costs incurred and pays a fixed, incentive or award-based fee. The amount for an incentive or award fee is determined by our ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and generally reimburses us for the cost of materials.
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

Revenue by customer was as follows:

Three Months Ended July 5, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of War (DoW)	$73	$4,630	$1,102	$2,221	$8,026
Non-DoW	11	1	2	1,177	1,191
Foreign military sales (FMS)	—	29	232	2	263
Total U.S. government	84	4,660	1,336	3,400	9,480
U.S. commercial	1,660	—	77	46	1,783
Non-U.S. government	178	—	841	162	1,181
Non-U.S. commercial	1,603	—	36	11	1,650
Total revenue	$3,525	$4,660	$2,290	$3,619	$14,094
Three Months Ended June 29, 2025
U.S. government:
DoW	$90	$4,183	$1,207	$2,117	$7,597
Non-DoW	—	—	3	1,192	1,195
FMS	5	35	185	4	229
Total U.S. government	95	4,218	1,395	3,313	9,021
U.S. commercial	1,614	1	71	46	1,732
Non-U.S. government	223	1	776	110	1,110
Non-U.S. commercial	1,130	—	41	7	1,178
Total revenue	$3,062	$4,220	$2,283	$3,476	$13,041

Six Months Ended July 5, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoW	$144	$8,940	$2,279	$4,289	$15,652
Non-DoW	17	1	4	2,452	2,474
FMS	—	61	427	5	493
Total U.S. government	161	9,002	2,710	6,746	18,619
U.S. commercial	3,366	—	114	107	3,587
Non-U.S. government	413	1	1,699	321	2,434
Non-U.S. commercial	2,864	—	50	21	2,935
Total revenue	$6,804	$9,003	$4,573	$7,195	$27,575
Six Months Ended June 29, 2025
U.S. government:
DoW	$155	$7,741	$2,417	$4,129	$14,442
Non-DoW	—	—	5	2,440	2,445
FMS	10	64	403	7	484
Total U.S. government	165	7,805	2,825	6,576	17,371
U.S. commercial	2,838	2	130	92	3,062
Non-U.S. government	394	2	1,434	225	2,055
Non-U.S. commercial	2,691	—	70	15	2,776
Total revenue	$6,088	$7,809	$4,459	$6,908	$25,264

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, particularly on our international contracts, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended July 5, 2026, were not materially impacted by any other factors.
Revenue recognized for the three- and six-month periods ended July 5, 2026, and June 29, 2025, that was included in the contract liability balance at the beginning of each year was $2.5 billion and $5.3 billion, and $2.1 billion and $4.7 billion respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Basic weighted average shares outstanding	270,156	268,138	270,165	268,588
Dilutive effect of stock options and restricted stock/RSUs*	3,366	2,807	3,641	2,749
Diluted weighted average shares outstanding	273,522	270,945	273,806	271,337
*    Excludes unvested stock options, and vested stock options that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,027 and 687 for the three- and six-month periods ended July 5, 2026, and 1,814 and 2,115 for the three- and six-month periods ended June 29, 2025, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	July 5, 2026	December 31, 2025
Deferred tax asset	$19	$19
Deferred tax liability	(1,329)	(956)
Net deferred tax liability	$(1,310)	$(937)
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on July 5, 2026, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	July 5, 2026	December 31, 2025
Unbilled revenue	$46,106	$43,059
Advances and progress billings	(36,851)	(34,679)
Net unbilled receivables	$9,255	$8,380

On July 5, 2026, and December 31, 2025, net unbilled receivables included $1.3 billion associated with a large international tracked vehicle contract in our Combat Systems segment. We currently expect this balance to decline as contract deliveries continue.

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
Inventories consisted of the following:

	July 5, 2026	December 31, 2025
Work in process	$5,824	$5,938
Raw materials	3,149	3,248
Finished goods	77	18
Pre-owned aircraft	47	28
Total inventories	$9,097	$9,232

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2025 (a)	$3,364	$297	$2,825	$14,523	$21,009
Acquisitions (b)	—	—	—	(1)	(1)
Other (c)	(39)	—	(35)	(7)	(81)
July 5, 2026 (a)	$3,325	$297	$2,790	$14,515	$20,927
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	July 5, 2026			December 31, 2025
Contract and program intangible assets (b)	$3,239	$(2,186)	$1,053	$3,241	$(2,119)	$1,122
Trade names and trademarks	571	(351)	220	575	(345)	230
Technology and software	62	(55)	7	77	(54)	23
Other intangible assets	61	(60)	1	60	(60)	—
Total intangible assets	$3,933	$(2,652)	$1,281	$3,953	$(2,578)	$1,375

(a)Changes in gross carrying amounts consisted primarily of foreign currency translation and adjustments for acquired and divested intangible assets.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $43 and $87 for the three- and six-month periods ended July 5, 2026 and June 29, 2025.

H. DEBT
Debt consisted of the following:

		July 5, 2026	December 31, 2025
Fixed-rate notes due:	Interest rate:
June 2026	1.150%	$—	$500
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
August 2035	4.950%	750	750
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	72	74
Total debt principal		7,572	8,074
Less unamortized debt issuance costs and discounts		56	61
Total debt		7,516	8,013
Less current portion		1,256	1,006
Long-term debt		$6,260	$7,007
In June 2026, we repaid fixed-rate notes of $500 at the scheduled maturity using cash on hand. Fixed-rate notes of $500 mature in August 2026. We currently plan to repay these notes using cash on hand but will continue to monitor market conditions as well as the need for future borrowings. On July 5, 2026, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to the expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on July 5, 2026.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	July 5, 2026	December 31, 2025

Salaries and wages	$1,174	$1,125
Dividends payable	431	407
Lease liabilities	330	299
Workers’ compensation	240	236
Other	1,426	1,221
Total other current liabilities	$3,601	$3,288

Customer deposits on commercial contracts	$2,607	$2,649
Lease liabilities	1,633	1,477
Retirement benefits	1,071	1,134
Other	3,001	2,564
Total other liabilities	$8,312	$7,824

J. COMMITMENTS AND CONTINGENCIES
Litigation
On October 6, 2023, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against General Dynamics Corporation, certain of its subsidiaries and various other companies alleging that they conspired, in violation of the Sherman Act, not to solicit naval architects and marine engineers from each other. The named plaintiffs purported to represent a class of individuals consisting of all naval architects and marine engineers employed by the shipyard and consultancy defendants, their predecessors, their subsidiaries and/or their related entities in the United States at any time since January 1, 2000. The plaintiffs alleged that the conspiracy suppressed compensation paid to the putative class members, and the plaintiffs sought trebled monetary damages, attorneys’ fees, injunctive and other equitable relief. On May 9, 2025, the U.S. Court of Appeals for the Fourth Circuit reversed an earlier decision of the District Court dismissing the plaintiffs’ complaint and remanded the case for further proceedings. On September 11, 2025, the defendants filed a petition for a writ of certiorari with the U.S. Supreme Court. On May 18, 2026, the plaintiffs dismissed with prejudice the case against General Dynamics and its subsidiaries.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $2.1 billion on July 5, 2026. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of July 5, 2026, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended July 5, 2026, and June 29, 2025, were as follows:

Six Months Ended	July 5, 2026	June 29, 2025
Beginning balance	$656	$642
Warranty expense	78	66
Payments	(58)	(63)
Adjustments	2	(1)
Ending balance	$678	$644

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the six-month period ended July 5, 2026, we repurchased 0.9 million of our outstanding shares for $319 to cover dilution. On July 5, 2026, 5.8 million shares remained authorized by our board of directors (Board) for repurchase, representing 2.2% of our total shares outstanding. We repurchased 2.4 million shares for $600 in the six-month period ended June 29, 2025.
Dividends per Share. Our Board declared dividends per share of $1.59 and $3.18 for the three- and six-month periods ended July 5, 2026, and $1.50 and $3.00 for the three- and six-month periods ended June 29, 2025, respectively. We paid cash dividends of $429 and $834 for the three- and six-month periods ended July 5, 2026 and, $402 and $785 for the three- and six-month periods ended June 29, 2025, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2025	$10	$873	$(1,366)	$(483)
Other comprehensive loss, pretax	(14)	(159)	87	(86)
Provision for income tax, net	3	—	(17)	(14)
Other comprehensive loss, net of tax	(11)	(159)	70	(100)
July 5, 2026	$(1)	$714	$(1,296)	$(583)

December 31, 2024	$(76)	$235	$(1,677)	$(1,518)
Other comprehensive income, pretax	119	607	34	760
Provision for income tax, net	(30)	—	(7)	(37)
Other comprehensive income, net of tax	89	607	27	723
June 29, 2025	$13	$842	$(1,650)	$(795)
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
Summary financial information for each of our segments follows:

	Revenue (a)		Other Segment Items (b)		Operating Earnings
Three Months Ended	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Aerospace	$3,525	$3,062	$(3,015)	$(2,659)	$510	$403
Marine Systems	4,660	4,220	(4,318)	(3,929)	342	291
Combat Systems	2,290	2,283	(1,972)	(1,959)	318	324
Technologies	3,619	3,476	(3,280)	(3,144)	339	332
Corporate (c)	—	—	—	—	(49)	(45)
Total	$14,094	$13,041	$(12,585)	$(11,691)	$1,460	$1,305
Six Months Ended
Aerospace	$6,804	$6,088	$(5,801)	$(5,253)	$1,003	$835
Marine Systems	9,003	7,809	(8,345)	(7,268)	658	541
Combat Systems	4,573	4,459	(3,945)	(3,844)	628	615
Technologies	7,195	6,908	(6,517)	(6,248)	678	660
Corporate (c)	—	—	—	—	(87)	(78)
Total	$27,575	$25,264	$(24,608)	$(22,613)	$2,880	$2,573
(a)See Note B for additional revenue information by segment.
(b)Other segment items consist of material and labor costs, depreciation and amortization, and other overhead and G&A expenses.
(c)Corporate operating costs consisted of equity-based compensation expense and other miscellaneous expenses.

The following is additional summary financial information for each of our segments:

	Capital Expenditures		Depreciation and Amortization*		Identifiable Assets
Three Months Ended	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025	July 5, 2026	December 31, 2025
Aerospace	$49	$38	$67	$61	$16,681	$16,815
Marine Systems	117	112	72	64	7,854	7,313
Combat Systems	33	18	27	27	9,974	10,111
Technologies	35	27	62	68	19,653	19,252
Corporate	—	3	3	3	6,001	3,758
Total	$234	$198	$231	$223	$60,163	$57,249
Six Months Ended
Aerospace	$97	$63	$131	$119
Marine Systems	220	199	144	130
Combat Systems	57	34	55	55
Technologies	63	41	127	136
Corporate	—	3	6	6
Total	$437	$340	$463	$446
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
We did not have any significant non-financial assets or liabilities measured at fair value on July 5, 2026, or December 31, 2025.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on July 5, 2026, and December 31, 2025, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	July 5, 2026
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$4	$4	$—	$4	$—
Available-for-sale debt securities	147	147	—	147	—
Commingled equity funds	54	54	54	—	—
Commingled fixed-income funds	7	7	7	—	—
Other investments	55	55	34	—	21
Cash flow hedge assets	76	76	—	76	—
Cash flow hedge liabilities	(82)	(82)	—	(82)	—
Measured at amortized cost:
Short- and long-term debt principal	(7,572)	(7,024)	—	(7,024)	—

	December 31, 2025
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	140	140	—	140	—
Commingled equity funds	51	51	51	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	53	53	32	—	21
Cash flow hedge assets	75	75	—	75	—
Cash flow hedge liabilities	(49)	(49)	—	(49)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,074)	(7,610)	—	(7,610)	—
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 5, 2026, and December 31, 2025, we held $4.3 billion and $2.3 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On July 5, 2026, and December 31, 2025, we held marketable securities in trust of $212 and $216, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $8.2 billion and $8.5 billion on July 5, 2026, and December 31, 2025, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and six-month periods ended July 5, 2026, and June 29, 2025. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and six-month periods ended July 5, 2026, and June 29, 2025, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on July 5, 2026, and December 31, 2025.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 5, 2026, and

June 29, 2025. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended July 5, 2026, and June 29, 2025.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefits
For our defined benefit plans, net periodic benefit cost (credit) for the three- and six-month periods ended July 5, 2026, and June 29, 2025, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Service cost	$17	$17	$1	$1
Interest cost	137	150	6	6
Expected return on plan assets	(179)	(185)	(8)	(9)
Net actuarial loss (gain)	50	27	(7)	(8)
Prior service (credit) cost	(2)	(2)	—	1
Net periodic benefit cost (credit)	$23	$7	$(8)	$(9)
Six Months Ended
Service cost	$34	$35	$2	$2
Interest cost	274	299	12	13
Expected return on plan assets	(358)	(369)	(16)	(18)
Net actuarial loss (gain)	100	54	(14)	(16)
Prior service (credit) cost	(3)	(3)	1	1
Net periodic benefit cost (credit)	$47	$16	$(15)	$(18)
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
There is significant demand in U.S. Navy shipbuilding, particularly submarines. We have invested significantly in our facilities and workforce to increase production capacity to meet this demand, and expect to continue to do so. The increased demand has placed pressure on the shipbuilding industrial base, which was already impacted by significant demographic issues coming out of the global pandemic. Together with the Navy customer, we have been working to stabilize and grow the supply chain to meet this heightened demand.
We have also been investing in the development of the next generation of combat vehicles and artillery. While the U.S. Army is reviewing its funding priorities and begins transitioning to next-generation combat vehicles, we expect short-term combat vehicle production volumes to be down slightly. Demand for our munitions products has been high and is expected to remain at an elevated level given ongoing conflicts and the administration's support for further increases.
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
In our principal commercial market, our Aerospace group is experiencing strong demand for business jets. We believe our investments in a new family of Gulfstream aircraft will continue to fuel demand. The most recent addition is the G800, which entered into service last year. In addition, we expect the growing installed base of aircraft will continue to lead to increased demand for global aircraft services. The ongoing sanctions on Russia have restricted access to a segment of the market.
Our ability to produce new aircraft is dependent on our supply chain, and while performance has improved and the overall supply chain has stabilized, we have experienced some delays including at our Israel-based supplier of mid-cabin airframes caused by conflicts in the Middle East.
Our Aerospace business has been impacted by inflationary pressures and ongoing tariffs. In February 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were unauthorized, and a phased process was developed to refund the previously paid tariffs. To date, we have received refunds of some of these tariffs. However, the timing of collection of remaining tariff refunds is uncertain. Overall, tariffs as applied in their current form and tariffs yet to be refunded are not material to our results of operations.

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

CONSOLIDATED OVERVIEW

Three Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$14,094	$13,041	$1,053	8.1%
Operating costs and expenses	(12,634)	(11,736)	(898)	7.7%
Operating earnings	1,460	1,305	155	11.9%
Operating margin	10.4%	10.0%
Six Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$27,575	$25,264	$2,311	9.1%
Operating costs and expenses	(24,695)	(22,691)	(2,004)	8.8%
Operating earnings	2,880	2,573	307	11.9%
Operating margin	10.4%	10.2%
Our consolidated revenue increased in the second quarter and first six months of 2026 driven by growth across all four operating segments, primarily in our Aerospace and Marine Systems segments. Operating margin increased 40 basis points in the second quarter and 20 basis points in the first six months of 2026 due to improved operating performance in our Aerospace and Marine Systems segments.

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
AEROSPACE

Three Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$3,525	$3,062	$463	15.1%
Operating earnings	510	403	107	26.6%
Operating margin	14.5%	13.2%
Gulfstream aircraft deliveries (in units)	41	38	3	7.9%
Six Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$6,804	$6,088	$716	11.8%
Operating earnings	1,003	835	168	20.1%
Operating margin	14.7%	13.7%
Gulfstream aircraft deliveries (in units)	79	74	5	6.8%
Operating Results
The increase in the Aerospace segment’s revenue in the second quarter and first six months of 2026 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$338	$481
Aircraft services	125	235
Total increase	$463	$716
Aircraft manufacturing revenue increased in the second quarter and first six months of 2026 due primarily to the number and mix of aircraft deliveries. Aircraft services revenue was up in the second quarter and first six months of 2026 due primarily to higher fixed-base operator (FBO) activity and increased customer demand for aircraft maintenance.
The increase in the segment’s operating earnings in the second quarter and first six months of 2026 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$99	$148
Aircraft services	32	60
G&A/other expenses	(24)	(40)
Total increase	$107	$168
Aircraft manufacturing operating earnings increased in the second quarter and first six months of 2026 due primarily to increased deliveries and aircraft mix. Aircraft services operating earnings increased in the second quarter and first six months of 2026 due to higher volume and a favorable services mix. In total, the Aerospace segment’s operating margin increased 130 basis points in the second quarter and 100 basis points in the first six months of 2026 compared with the prior-year periods due to improved operating performance.
2026 Outlook
We expect the Aerospace segment’s 2026 revenue to be approximately $13.8 billion with operating margin of approximately 14.7%.
MARINE SYSTEMS

Three Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$4,660	$4,220	$440	10.4%
Operating earnings	342	291	51	17.5%
Operating margin	7.3%	6.9%
Six Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$9,003	$7,809	$1,194	15.3%
Operating earnings	658	541	117	21.6%
Operating margin	7.3%	6.9%
Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2026 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$281	$912
U.S. Navy ship engineering, repair and other services	159	282
Total increase	$440	$1,194
Revenue from U.S. Navy ship construction was up in the second quarter and first six months of 2026 due primarily to increased material and labor volume on Columbia-class submarine construction and higher throughput on the John Lewis-class (T-AO-205) fleet replenishment oiler. The Marine Systems segment’s operating margin increased 40 basis points in the second quarter and first six months of 2026 on improved performance at each of our shipyards.
2026 Outlook
We expect the Marine Systems segment’s 2026 revenue to be approximately $18 billion with operating margin of approximately 7.4%.

COMBAT SYSTEMS

Three Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$2,290	$2,283	$7	0.3%
Operating earnings	318	324	(6)	(1.9%)
Operating margin	13.9%	14.2%
Six Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$4,573	$4,459	$114	2.6%
Operating earnings	628	615	13	2.1%
Operating margin	13.7%	13.8%
Operating Results
The increase in the Combat Systems segment’s revenue in the second quarter and first six months of 2026 consisted of the following:

	Second Quarter	Six Months
Weapon systems and munitions	$95	$209
International military vehicles	38	122
U.S. military vehicles	(126)	(217)
Total increase	$7	$114
Weapon systems and munitions revenue increased in the second quarter and first six months of 2026 due primarily to increased artillery production. International military vehicles increased in the second quarter and first six months of 2026 due primarily to higher volume on several wheeled and tracked vehicle programs in Europe. Revenue from U.S. military vehicles decreased in the second quarter and first six months of 2026 due to lower U.S. Army demand as part of its recapitalization efforts and the termination of the M10 Booker program. Overall, the Combat Systems segment’s operating margin decreased in the second quarter and first six months of 2026 due to program mix.
2026 Outlook
We expect the Combat Systems segment’s 2026 revenue to be approximately $9.8 billion with operating margin of approximately 13.8%.
TECHNOLOGIES

Three Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$3,619	$3,476	$143	4.1%
Operating earnings	339	332	7	2.1%
Operating margin	9.4%	9.6%
Six Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$7,195	$6,908	$287	4.2%
Operating earnings	678	660	18	2.7%
Operating margin	9.4%	9.6%

Operating Results
The increase in the Technologies segment’s revenue in the second quarter and first six months of 2026 consisted of the following:

	Second Quarter	Six Months
C5ISR* solutions	$112	$237
Information technology (IT) services	31	50
Total increase	$143	$287
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue increased in the second quarter and first six months of 2026 due primarily to higher volume across several C5ISR programs, particularly systems supporting a variety of land and air platforms and international programs. Overall, the Technologies segment’s operating margin decreased 20 basis points in the second quarter and first six months of 2026 due to program mix.
2026 Outlook
We expect the Technologies segment’s 2026 revenue to be approximately $14.1 billion with operating margin of approximately 9.4%.
CORPORATE
Corporate operating costs totaled $49 in the second quarter and $87 in the first six months of 2026 compared with $45 in the second quarter and $78 in the first six months of 2025 and consisted of equity-based compensation expense and other miscellaneous expenses. Corporate operating costs are expected to be approximately $180 in 2026.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$8,711	$8,012	$699	8.7%
Operating costs	(7,337)	(6,823)	(514)	7.5%
Six Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$16,996	$15,347	$1,649	10.7%
Operating costs	(14,280)	(12,964)	(1,316)	10.2%

The increase in product revenue in the second quarter and first six months of 2026 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$338	$481
Ship construction	281	912
Weapon systems and munitions	95	209
Other, net	(15)	47
Total increase	$699	$1,649
Aircraft manufacturing revenue increased in the second quarter and first six months of 2026 due to additional aircraft deliveries. Ship construction revenue increased due primarily to higher volume on the Columbia-class submarine program. Weapon systems and munitions revenue increased in the second quarter and first six months of 2026 due primarily to increased artillery production. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$5,383	$5,029	$354	7.0%
Operating costs	(4,574)	(4,269)	(305)	7.1%
Six Months Ended	July 5, 2026	June 29, 2025	Variance
Revenue	$10,579	$9,917	$662	6.7%
Operating costs	(8,969)	(8,458)	(511)	6.0%
The increase in service revenue in the second quarter and first six months of 2026 consisted of the following:

	Second Quarter	Six Months
Ship services	$159	$282
C5ISR solutions/IT services	139	277
Aircraft services	125	235
Military vehicle services	(103)	(183)
Other, net	34	51
Total increase	$354	$662
Ship services revenue was up in the second quarter and first six months of 2026 due to higher volume of engineering and repair work. The increase in C5ISR solutions and IT services revenue was driven by higher volume across the Technologies segment. Aircraft services revenue was up in the second quarter and first six months of 2026 due primarily to FBO activity and additional customer demand for aircraft maintenance. Military vehicle services revenue was down in the second quarter and first six months of 2026 due primarily to lower vehicle support volume. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.

G&A EXPENSES
As a percentage of revenue, G&A expenses were 5.2% in the first six months of 2026 compared with 5.0% in the first six months of 2025. We expect G&A expenses as a percentage of revenue in 2026 to be generally consistent with 2025.
OTHER, NET
Net other income was $14 in the first six months of 2026 compared with $36 in the first six months of 2025, and represents primarily the non-service components of pension and other post-retirement benefits. In 2026, we expect net other income to be approximately $15.
INTEREST, NET
Net interest expense decreased to $118 in the first six months of 2026 from $177 in the prior-year period, reflecting lower interest expense associated with commercial paper issuances. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. In 2026, we expect net interest expense to be approximately $270.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.7% in the first six months of 2026 compared with 17.4% in the prior-year period. For 2026, we anticipate a full-year effective tax rate of approximately 17.5%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $136.5 billion at the end of the second quarter of 2026 compared with $130.8 billion at the end of the first quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $186.9 billion on July 5, 2026.

The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2026:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	July 5, 2026
Aerospace	$22,992	$985	$23,977	$1,170	$25,147
Marine Systems	42,356	22,826	65,182	7,442	72,624
Combat Systems	27,507	1,843	29,350	10,847	40,197
Technologies	11,256	6,733	17,989	30,945	48,934
Total	$104,111	$32,387	$136,498	$50,404	$186,902

	April 5, 2026
Aerospace	$21,172	$1,095	$22,267	$1,040	$23,307
Marine Systems	40,598	23,373	63,971	12,519	76,490
Combat Systems	25,532	1,383	26,915	11,770	38,685
Technologies	10,818	6,869	17,687	32,272	49,959
Total	$98,120	$32,720	$130,840	$57,601	$188,441

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2026 with backlog of $24 billion.
Orders for new Gulfstream aircraft reflected very strong demand across our portfolio of products and services. The segment achieved a book-to-bill ratio (orders divided by revenue) of 1.5-to-1 in the second quarter of 2026 and 1.3-to-1 in the first six months, even as revenue grew more than 10% in each period.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On July 5, 2026, estimated potential contract value in the Aerospace segment was $1.2 billion.

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
Total backlog in our defense segments was $112.5 billion on July 5, 2026. The defense segments achieved a book-to-bill ratio of 1.4-to-1 in the second quarter of 2026 and 1.8-to-1 in the first six months. The increase in backlog was primarily driven by awards in the Marine Systems segment for continued construction of Virginia-class submarines and to produce armored combat support vehicles in the Combat Systems segment. Estimated potential contract value in our defense segments was $49.2 billion on July 5, 2026.

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
We ended the second quarter of 2026 with a cash and equivalents balance of $4.3 billion compared with $2.3 billion at the end of 2025. Following is a discussion of our major operating, investing and financing activities in the first six months of 2026 and 2025, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Six Months Ended	July 5, 2026	June 29, 2025
Net cash provided by operating activities	$4,035	$1,450
Net cash used by investing activities	(424)	(216)
Net cash used by financing activities	(1,605)	(1,403)

OPERATING ACTIVITIES
Cash provided by operating activities was $4 billion in the first six months of 2026 compared with $1.5 billion in the same period in 2025. The primary driver of cash flows in both periods was net earnings. Cash flows in the first six months of 2026 were affected positively by reductions in operating working capital led by our Combat Systems and Aerospace segments.

INVESTING ACTIVITIES
Cash used by investing activities was $424 in the first six months of 2026 compared with $216 in the same period in 2025. Our investing activities include cash paid for capital expenditures; business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $437 in the first six months of 2026, up 29% compared with $340 in the same period of 2025, and are expected to continue to increase in the second half of 2026.

FINANCING ACTIVITIES
Cash used by financing activities was $1.6 billion in the first six months of 2026 compared with $1.4 billion in the same period in 2025. Financing activities include the use of cash for payment of dividends, debt and commercial paper repayments and repurchases of common stock to cover dilution. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 9, 2026, our board of directors (Board) declared a quarterly dividend of $1.59 per share, the 29th consecutive annual increase. Previously, the Board had increased the quarterly dividend to $1.50 per share in March 2025. Cash dividends paid were $834 in the first six months of 2026 compared with $785 in the same period in 2025.
We paid $319 and $600 in the first six months of 2026 and 2025, respectively, to repurchase our outstanding shares to cover dilution. On July 5, 2026, 5.8 million shares remained authorized by our Board for repurchase, representing 2.2% of our total shares outstanding.
In June 2026, we repaid fixed-rate notes of $500 at the scheduled maturity using cash on hand. Fixed-rate notes of $500 mature in August 2026. We currently plan to repay these notes using cash on hand but will continue to monitor market conditions as well as the need for future borrowings. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On July 5, 2026, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $4 billion in a committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Six Months Ended	July 5, 2026	June 29, 2025
Net cash provided by operating activities	$4,035	$1,450
Capital expenditures	(437)	(340)
Free cash flow	$3,598	$1,110
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	177%	72%
Free cash flow	157%	55%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates changed our operating earnings (and diluted earnings per share) by $29 ($0.08) and $83 ($0.24) for the three- and six-month periods ended July 5, 2026, and $31 ($0.09) and $62 ($0.18)

for the three- and six-month periods ended June 29, 2025, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 5, 2026, or June 29, 2025.
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
STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Six Months Ended July 5, 2026	Year Ended December 31, 2025
Revenue	$11,022	$20,716
Operating costs and expenses, excluding G&A	(9,746)	(18,476)
Net earnings	588	839

BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	July 5, 2026	December 31, 2025
Cash and equivalents	$2,088	$482
Other current assets	6,302	5,405
Noncurrent assets	5,564	5,403
Total assets	$13,954	$11,290

Short-term debt and current portion of long-term debt	$1,253	$1,003
Other current liabilities	3,405	3,029
Long-term debt	6,210	6,955
Other noncurrent liabilities	3,238	2,835
Total liabilities	$14,106	$13,822
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 5, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 5, 2026, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 5, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share*	Total Number of Shares Purchased as Part of Publicly Announced Program***	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
4/6/26-5/3/26	—	$—	—	6,129,323
5/4/26-5/31/26	—	—	—	6,129,323
6/1/26-7/5/26	292,894	346.62	292,894	5,836,429

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting**
4/6/26-5/3/26	1,259	343.63
5/4/26-5/31/26	202	347.89
6/1/26-7/5/26	2,919	342.68
	297,274	$346.57
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
***    On December 4, 2024 the Board authorized management to repurchase up to 10 million additional shares of the company's outstanding stock. The program has no fixed expiration date, and may be suspended, modified or discontinued at any time.
We recently determined that up to approximately 300,000 shares of the company’s common stock were offered and sold to participants in the General Dynamics Corporation 401(k) Plan 3.0 (the “3.0 Plan”), the General Dynamics Corporation 401(k) Plan 6.0 (the “6.0 Plan”), and the General Dynamics Corporation 401(k) Plan for Represented Employees (the “Represented Employees Plan” and, together with the 3.0 Plan, and the 6.0 Plan, collectively, the “Plans”), without being registered under the Securities Act of 1933. The shares of common stock sold under the Plans were already outstanding shares purchased by a third-party administrator on the open market, and not from General Dynamics, and accordingly we did not receive any proceeds from the sale of the shares pursuant to the Plans. Similarly, the shares have been treated as outstanding for financial reporting purposes. On July 1, 2026, we filed a Registration Statement on Form S-8 registering future sales of shares under the Plans and the General Dynamics Corporation 401(k) QACA Plan. We intend to make a rescission offer to participants in the Plans who purchased the company’s common stock in plan accounts from July 1, 2025 through June 30, 2026. We do not expect the effect of the unregistered sale of shares under the Plans, including any potential rescission rights that may be claimed by participants in the Plans or the effect of our rescission offer to eligible participants in the Plans, will have a material impact on our financial condition, results of operation, or liquidity.

ITEM 5. OTHER INFORMATION
During the quarter ended July 5, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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
Dated: July 29, 2026