Form 10-Q
period 2026-10-04
GENERAL DYNAMICS CORP
filed 2026-10-30
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2026
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
270,223,709 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 4, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 4, 2026	September 28, 2025
Revenue:
Products	$9,024	$8,021
Services	5,542	4,886
	14,566	12,907
Operating costs and expenses:
Products	(7,558)	(6,788)
Services	(4,759)	(4,151)
General and administrative (G&A)	(722)	(637)
	(13,039)	(11,576)
Operating earnings	1,527	1,331
Other, net	4	15
Interest, net	(45)	(74)
Earnings before income tax	1,486	1,272
Provision for income tax, net	(257)	(213)
Net earnings	$1,229	$1,059

Earnings per share
Basic	$4.55	$3.93
Diluted	$4.49	$3.88
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 4, 2026	September 28, 2025
Revenue:
Products	$26,020	$23,367
Services	16,121	14,804
	42,141	38,171
Operating costs and expenses:
Products	(21,838)	(19,752)
Services	(13,728)	(12,609)
G&A	(2,168)	(1,906)
	(37,734)	(34,267)
Operating earnings	4,407	3,904
Other, net	18	51
Interest, net	(163)	(251)
Earnings before income tax	4,262	3,704
Provision for income tax, net	(748)	(637)
Net earnings	$3,514	$3,067

Earnings per share
Basic	$13.01	$11.41
Diluted	$12.83	$11.29
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Net earnings	$1,229	$1,059	$3,514	$3,067
Changes in unrealized cash flow hedges	(55)	(15)	(69)	104
Foreign currency translation adjustments	(142)	(68)	(301)	539
Changes in retirement plans’ funded status	45	18	132	52
Other comprehensive (loss) income, pretax	(152)	(65)	(238)	695
Benefit (provision) for income tax, net	3	—	(11)	(37)
Other comprehensive (loss) income, net of tax	(149)	(65)	(249)	658
Comprehensive income	$1,080	$994	$3,265	$3,725
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	October 4, 2026	December 31, 2025

ASSETS
Current assets:
Cash and equivalents	$4,388	$2,333
Accounts receivable	2,529	2,406
Unbilled receivables	8,906	8,380
Inventories	9,124	9,232
Other current assets	1,926	1,897
Total current assets	26,873	24,248
Noncurrent assets:
Property, plant and equipment, net	7,853	7,525
Intangible assets, net	1,231	1,375
Goodwill	20,849	21,009
Other assets	3,399	3,092
Total noncurrent assets	33,332	33,001
Total assets	$60,205	$57,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$756	$1,006
Accounts payable	3,166	2,678
Customer advances and deposits	11,083	9,824
Other current liabilities	3,821	3,288
Total current liabilities	18,826	16,796
Noncurrent liabilities:
Long-term debt	6,260	7,007
Other liabilities	7,827	7,824
Commitments and contingencies (see Note J)
Total noncurrent liabilities	14,087	14,831
Shareholders’ equity:
Common stock	482	482
Surplus	4,646	4,403
Retained earnings	46,299	44,080
Treasury stock	(23,403)	(22,860)
Accumulated other comprehensive loss	(732)	(483)
Total shareholders’ equity	27,292	25,622
Total liabilities and shareholders’ equity	$60,205	$57,249
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 4, 2026	September 28, 2025
Cash flows from operating activities – continuing operations:
Net earnings	$3,514	$3,067
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	525	490
Amortization of intangible and finance lease right-of-use assets	173	182
Equity-based compensation expense	169	146
Deferred income tax provision	335	151
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(123)	(314)
Unbilled receivables	(480)	(415)
Inventories	108	(131)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	488	119
Customer advances and deposits	1,232	45
Other, net	(196)	219
Net cash provided by operating activities	5,745	3,559
Cash flows from investing activities:
Capital expenditures	(918)	(552)
Other, net	18	130
Net cash used by investing activities	(900)	(422)
Cash flows from financing activities:
Dividends paid	(1,263)	(1,188)
Repayment of fixed-rate notes	(1,000)	(1,500)
Purchases of common stock	(604)	(600)
Proceeds from fixed-rate notes	—	747
Other, net	87	235
Net cash used by financing activities	(2,780)	(2,306)
Net cash used by discontinued operations	(10)	(8)
Net increase in cash and equivalents	2,055	823
Cash and equivalents at beginning of period	2,333	1,697
Cash and equivalents at end of period	$4,388	$2,520
Supplemental cash flow information:
Income tax payments, net	$(524)	$(263)
Interest payments	$(244)	$(238)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
July 5, 2026	$482	$4,535	$45,502	$(23,110)	$(583)	$26,826
Net earnings	—	—	1,229	—	—	1,229
Cash dividends declared	—	—	(432)	—	—	(432)
Equity-based awards	—	111	—	(8)	—	103
Shares purchased	—	—	—	(285)	—	(285)
Other comprehensive loss	—	—	—	—	(149)	(149)
October 4, 2026	$482	$4,646	$46,299	$(23,403)	$(732)	$27,292

June 29, 2025	$482	$4,173	$42,695	$(22,975)	$(795)	$23,580
Net earnings	—	—	1,059	—	—	1,059
Cash dividends declared	—	—	(409)	—	—	(409)
Equity-based awards	—	150	—	116	—	266
Shares purchased	—	—	—	3	—	3
Other comprehensive loss	—	—	—	—	(65)	(65)
September 28, 2025	$482	$4,323	$43,345	$(22,856)	$(860)	$24,434

	Nine Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2025	$482	$4,403	$44,080	$(22,860)	$(483)	$25,622
Net earnings	—	—	3,514	—	—	3,514
Cash dividends declared	—	—	(1,295)	—	—	(1,295)
Equity-based awards	—	243	—	61	—	304
Shares purchased	—	—	—	(604)	—	(604)
Other comprehensive loss	—	—	—	—	(249)	(249)
October 4, 2026	$482	$4,646	$46,299	$(23,403)	$(732)	$27,292

December 31, 2024	$482	$4,062	$41,487	$(22,450)	$(1,518)	$22,063
Net earnings	—	—	3,067	—	—	3,067
Cash dividends declared	—	—	(1,209)	—	—	(1,209)
Equity-based awards	—	261	—	194	—	455
Shares purchased	—	—	—	(600)	—	(600)
Other comprehensive income	—	—	—	—	658	658
September 28, 2025	$482	$4,323	$43,345	$(22,856)	$(860)	$24,434
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
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 4, 2026, and September 28, 2025. Operating results for the three- and nine-month periods ended October 4, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	October 4, 2026	December 31, 2025
PP&E	$15,797	$15,130
Accumulated depreciation	(7,944)	(7,605)
PP&E, net	$7,853	$7,525
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

B. REVENUE
Contracts with Customers. We identify a contract under the revenue model when the contract is legally enforceable and meets specified contract existence conditions. We account for multiple contracts with the same customer as a single contract when they meet certain criteria, including when they are negotiated at or near the same time and were negotiated with an overall commercial objective.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for recognizing revenue. A contract’s transaction price is allocated to each distinct performance obligation within that contract and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Some of our contracts covering multiple phases of the product life cycle have multiple performance obligations (e.g., development, production, maintenance and support). We account for each of the Virginia-class and Columbia-class submarine construction programs as a single contract with multiple performance obligations.
Allocation of Transaction Price. For contracts with multiple performance obligations, we generally allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in customer specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 75% of our revenue for the three- and nine-month periods ended October 4, 2026, and 74% and 75% of our revenue for the three- and nine-month periods ended September 28, 2025, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 25% of our revenue for the three- and nine-month periods ended October 4, 2026, and 26% and 25% of our revenue for the three- and nine-month periods ended September 28, 2025, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.

On October 4, 2026, we had $220.3 billion of remaining performance obligations, which we refer to as total backlog. We expect to recognize approximately 30% of our remaining performance obligations as revenue by year-end 2027, an additional 25% by year-end 2029 and the balance thereafter.
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
Contract estimates are based on various assumptions to project the outcome of future events that often span several years. For large programs, many of these estimates are material. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either revenue or operating costs and expenses. The aggregate impact of adjustments in contract estimates changed our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Revenue	$120	$81	$255	$214
Operating earnings	44	57	137	119
Diluted earnings per share	$0.13	$0.17	$0.40	$0.35
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 4, 2026, or September 28, 2025.
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
Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Aircraft manufacturing	$2,452	$2,293	$7,230	$6,590
Aircraft services	1,084	941	3,110	2,732
Total Aerospace	3,536	3,234	10,340	9,322
Nuclear-powered submarines	3,833	3,166	10,624	9,054
Surface ships	844	642	2,458	2,012
Repair and other services	283	288	881	839
Total Marine Systems	4,960	4,096	13,963	11,905
Military vehicles	1,200	1,231	3,503	3,730
Weapon systems and munitions	831	742	2,417	2,169
Engineering and other services	355	279	1,039	812
Total Combat Systems	2,386	2,252	6,959	6,711
Information technology (IT) services	2,449	2,229	7,182	6,912
C5ISR* solutions	1,235	1,096	3,697	3,321
Total Technologies	3,684	3,325	10,879	10,233
Total revenue	$14,566	$12,907	$42,141	$38,171
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended October 4, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$3,223	$1,766	$2,014	$1,500	$8,503
Cost-reimbursement	—	3,194	357	1,570	5,121
Time-and-materials	313	—	15	614	942
Total revenue	$3,536	$4,960	$2,386	$3,684	$14,566
Three Months Ended September 28, 2025
Fixed-price	$2,968	$1,664	$1,930	$1,364	$7,926
Cost-reimbursement	—	2,432	306	1,472	4,210
Time-and-materials	266	—	16	489	771
Total revenue	$3,234	$4,096	$2,252	$3,325	$12,907

Nine Months Ended October 4, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$9,396	$5,985	$5,920	$4,379	$25,680
Cost-reimbursement	—	7,977	978	4,610	13,565
Time-and-materials	944	1	61	1,890	2,896
Total revenue	$10,340	$13,963	$6,959	$10,879	$42,141
Nine Months Ended September 28, 2025
Fixed-price	$8,527	$5,665	$5,731	$4,250	$24,173
Cost-reimbursement	—	6,237	933	4,484	11,654
Time-and-materials	795	3	47	1,499	2,344
Total revenue	$9,322	$11,905	$6,711	$10,233	$38,171
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

Revenue by customer was as follows:

Three Months Ended October 4, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of War (DoW)	$72	$4,908	$1,315	$2,239	$8,534
Non-DoW	11	—	3	1,262	1,276
Foreign military sales (FMS)	—	50	144	3	197
Total U.S. government	83	4,958	1,462	3,504	10,007
U.S. commercial	1,454	1	68	41	1,564
Non-U.S. government	219	1	828	126	1,174
Non-U.S. commercial	1,780	—	28	13	1,821
Total revenue	$3,536	$4,960	$2,386	$3,684	$14,566
Three Months Ended September 28, 2025
U.S. government:
DoW	$85	$4,050	$1,237	$1,953	$7,325
Non-DoW	—	2	1	1,208	1,211
FMS	4	42	201	4	251
Total U.S. government	89	4,094	1,439	3,165	8,787
U.S. commercial	2,031	—	53	40	2,124
Non-U.S. government	363	2	693	110	1,168
Non-U.S. commercial	751	—	67	10	828
Total revenue	$3,234	$4,096	$2,252	$3,325	$12,907

Nine Months Ended October 4, 2026	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoW	$216	$13,848	$3,594	$6,528	$24,186
Non-DoW	28	1	7	3,714	3,750
FMS	—	111	571	8	690
Total U.S. government	244	13,960	4,172	10,250	28,626
U.S. commercial	4,820	1	182	148	5,151
Non-U.S. government	632	2	2,527	447	3,608
Non-U.S. commercial	4,644	—	78	34	4,756
Total revenue	$10,340	$13,963	$6,959	$10,879	$42,141
Nine Months Ended September 28, 2025
U.S. government:
DoW	$240	$11,791	$3,654	$6,082	$21,767
Non-DoW	—	2	6	3,648	3,656
FMS	14	106	604	11	735
Total U.S. government	254	11,899	4,264	9,741	26,158
U.S. commercial	4,869	2	183	132	5,186
Non-U.S. government	757	4	2,127	335	3,223
Non-U.S. commercial	3,442	—	137	25	3,604
Total revenue	$9,322	$11,905	$6,711	$10,233	$38,171

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, particularly on our international contracts, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended October 4, 2026, were not materially impacted by any other factors.
Revenue recognized for the three- and nine-month periods ended October 4, 2026, and September 28, 2025, that was included in the contract liability balance at the beginning of each year was $1.8 billion and $7.1 billion, and $1.8 billion and $6.5 billion respectively. This revenue represented primarily the sale of business jet aircraft.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Basic weighted average shares outstanding	270,228	269,232	270,186	268,803
Dilutive effect of stock options and restricted stock/RSUs*	3,550	3,408	3,622	2,947
Diluted weighted average shares outstanding	273,778	272,640	273,808	271,750
*    Excludes unvested stock options, and vested stock options that were antidilutive. These options totaled 1,030 and 800 for the three- and nine-month periods ended October 4, 2026, and 47 and 1,507 for the three- and nine-month periods ended September 28, 2025, respectively.

D. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	October 4, 2026	December 31, 2025
Deferred tax asset	$24	$19
Deferred tax liability	(1,297)	(956)
Net deferred tax liability	$(1,273)	$(937)
Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time review of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2025. We are currently in a CAP phase (Bridge Plus) in which the IRS considers certain tax return information in advance to expedite their risk assessment and review of our return.
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
Based on all known facts and circumstances and applicable tax law, we believe the total amount of any unrecognized tax benefits on October 4, 2026, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
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

E. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	October 4, 2026	December 31, 2025
Unbilled revenue	$47,157	$43,059
Advances and progress billings	(38,251)	(34,679)
Net unbilled receivables	$8,906	$8,380

On October 4, 2026, and December 31, 2025, net unbilled receivables included $1.2 billion and $1.3 billion associated with a large international tracked vehicle contract in our Combat Systems segment. We currently expect this balance to decline as contract deliveries continue.

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
Inventories consisted of the following:

	October 4, 2026	December 31, 2025
Work in process	$5,889	$5,938
Raw materials	3,111	3,248
Finished goods	75	18
Pre-owned aircraft	49	28
Total inventories	$9,124	$9,232

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2025 (a)	$3,364	$297	$2,825	$14,523	$21,009
Acquisitions (b)	(1)	—	—	—	(1)
Other (c)	(107)	—	(44)	(8)	(159)
October 4, 2026 (a)	$3,256	$297	$2,781	$14,515	$20,849
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.

Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	October 4, 2026			December 31, 2025
Contract and program intangible assets (b)	$3,238	$(2,223)	$1,015	$3,241	$(2,119)	$1,122
Trade names and trademarks	554	(345)	209	575	(345)	230
Technology and software	62	(55)	7	77	(54)	23
Other intangible assets	59	(59)	—	60	(60)	—
Total intangible assets	$3,913	$(2,682)	$1,231	$3,953	$(2,578)	$1,375
(a)Changes in gross carrying amounts consisted primarily of foreign currency translation and adjustments for acquired and divested intangible assets.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $43 and $130 for the three- and nine-month periods ended October 4, 2026, and $44 and $131 for the three- and nine-month periods ended September 28, 2025.

H. DEBT
Debt consisted of the following:

		October 4, 2026	December 31, 2025
Fixed-rate notes due:	Interest rate:
June 2026	1.150%	$—	$500
August 2026	2.125%	—	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	500
August 2035	4.950%	750	750
April 2040	4.250%	750	750
June 2041	2.850%	500	500
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Other	Various	70	74
Total debt principal		7,070	8,074
Less unamortized debt issuance costs and discounts		54	61
Total debt		7,016	8,013
Less current portion		756	1,006
Long-term debt		$6,260	$7,007
We repaid fixed-rate notes of $500 in August 2026 and $500 in June 2026 at their respective maturities using cash on hand. On October 4, 2026, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have a $4 billion committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. This credit facility expires in March 2027. We may renew or replace this credit facility in whole or in part at or prior to the expiration date. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on October 4, 2026.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	October 4, 2026	December 31, 2025

Salaries and wages	$1,356	$1,125
Dividends payable	432	407
Lease liabilities	334	299
Workers’ compensation	246	236
Other	1,453	1,221
Total other current liabilities	$3,821	$3,288

Customer deposits on commercial contracts	$2,622	$2,649
Lease liabilities	1,680	1,477
Retirement benefits	545	1,134
Other	2,980	2,564
Total other liabilities	$7,827	$7,824

J. COMMITMENTS AND CONTINGENCIES
Litigation. Various claims and legal proceedings incidental to the normal course of business are pending or threatened against us. These matters relate to such issues as government investigations and claims, the protection of the environment, asbestos-related claims and employee-related matters. The nature of litigation is such that we cannot predict the outcome of these matters. However, based on information currently available, we believe any potential liabilities in these other proceedings, individually or in the aggregate, will not have a material impact on our results of operations, financial condition or cash flows.
Environmental. We are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities and third-party sites that we do not own but where we have been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, we expect that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs and, therefore, recoverable under U.S. government contracts.
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
Electric Boat Investigations. In August 2026, the SEC and the Civil Division of the U.S. Department of Justice (the “DOJ Civil Division”) contacted General Dynamics Corporation regarding investigations into Electric Boat’s accounting in connection with its submarine contracts. Subsequently, we received subpoenas issued by the DoW, Office of the Inspector General (in consultation with the DOJ Civil Division), and the SEC, in each case requesting documents and information relating to certain aspects of Electric Boat’s recording and billing of costs, accounting, and the related impact on financial reporting and disclosures, among other matters. We are cooperating with the investigations. The investigations are ongoing, and we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
Government Contracts. As a government contractor, we are subject to other U.S. government audits and investigations relating to our operations, including claims for fines, penalties, and compensatory and treble damages. We believe the outcome of these ongoing government audits and investigations will not have a material impact on our results of operations, financial condition or cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $2.1 billion on October 4, 2026. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, some Gulfstream customers hold options to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a predetermined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the preestablished trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of October 4, 2026, the estimated change in fair market values from the date of the commitments was not material.

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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 4, 2026, and September 28, 2025, were as follows:

Nine Months Ended	October 4, 2026	September 28, 2025
Beginning balance	$656	$642
Warranty expense	113	101
Payments	(84)	(98)
Adjustments	6	(1)
Ending balance	$691	$644

K. SHAREHOLDERS’ EQUITY
Share Repurchases. In the nine-month period ended October 4, 2026, we repurchased 1.7 million of our outstanding shares for $604 to cover dilution. On October 4, 2026, 5.1 million shares remained authorized by our board of directors (Board) for repurchase, representing 1.9% of our total shares outstanding. We repurchased 2.4 million shares for $600 in the nine-month period ended September 28, 2025.
Dividends per Share. Our Board declared dividends per share of $1.59 and $4.77 for the three- and nine-month periods ended October 4, 2026, and $1.50 and $4.50 for the three- and nine-month periods ended September 28, 2025, respectively. We paid cash dividends of $429 and $1.3 billion for the three- and nine-month periods ended October 4, 2026, and $403 and $1.2 billion for the three- and nine-month periods ended September 28, 2025, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Changes in Unrealized Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2025	$10	$873	$(1,366)	$(483)
Other comprehensive loss, pretax	(69)	(301)	132	(238)
Provision for income tax, net	16	—	(27)	(11)
Other comprehensive loss, net of tax	(53)	(301)	105	(249)
October 4, 2026	$(43)	$572	$(1,261)	$(732)

December 31, 2024	$(76)	$235	$(1,677)	$(1,518)
Other comprehensive income, pretax	104	539	52	695
Provision for income tax, net	(26)	—	(11)	(37)
Other comprehensive income, net of tax	78	539	41	658
September 28, 2025	$2	$774	$(1,636)	$(860)
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

Summary financial information for each of our segments follows:

	Revenue (a)		Other Segment Items (b)		Operating Earnings
Three Months Ended	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Aerospace	$3,536	$3,234	$(3,023)	$(2,804)	$513	$430
Marine Systems	4,960	4,096	(4,569)	(3,805)	391	291
Combat Systems	2,386	2,252	(2,056)	(1,917)	330	335
Technologies	3,684	3,325	(3,338)	(2,998)	346	327
Corporate (c)	—	—	—	—	(53)	(52)
Total	$14,566	$12,907	$(12,986)	$(11,524)	$1,527	$1,331
Nine Months Ended
Aerospace	$10,340	$9,322	$(8,824)	$(8,057)	$1,516	$1,265
Marine Systems	13,963	11,905	(12,914)	(11,073)	1,049	832
Combat Systems	6,959	6,711	(6,001)	(5,761)	958	950
Technologies	10,879	10,233	(9,855)	(9,246)	1,024	987
Corporate (c)	—	—	—	—	(140)	(130)
Total	$42,141	$38,171	$(37,594)	$(34,137)	$4,407	$3,904
(a)See Note B for additional revenue information by segment.
(b)Other segment items consist of material and labor costs, depreciation and amortization, and other overhead and G&A expenses.
(c)Corporate operating costs consisted of equity-based compensation expense and other miscellaneous expenses.
The following is additional summary financial information for each of our segments:

	Capital Expenditures		Depreciation and Amortization*		Identifiable Assets
Three Months Ended	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025	October 4, 2026	December 31, 2025
Aerospace	$89	$43	$69	$63	$16,526	$16,815
Marine Systems	303	96	73	64	7,940	7,313
Combat Systems	65	35	29	27	10,065	10,111
Technologies	24	38	61	69	19,796	19,252
Corporate	—	—	3	3	5,878	3,758
Total	$481	$212	$235	$226	$60,205	$57,249
Nine Months Ended
Aerospace	$186	$106	$200	$182
Marine Systems	523	295	217	194
Combat Systems	122	69	84	82
Technologies	87	79	188	205
Corporate	—	3	9	9
Total	$918	$552	$698	$672
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
We did not have any significant non-financial assets or liabilities measured at fair value on October 4, 2026, or December 31, 2025.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on October 4, 2026, and December 31, 2025, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	October 4, 2026
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$2	$2	$—	$2	$—
Available-for-sale debt securities	136	136	—	136	—
Commingled equity funds	52	52	52	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	55	55	34	—	21
Cash flow hedge assets	63	63	—	63	—
Cash flow hedge liabilities	(123)	(123)	—	(123)	—
Measured at amortized cost:
Short- and long-term debt principal	(7,070)	(6,263)	—	(6,263)	—

	December 31, 2025
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	140	140	—	140	—
Commingled equity funds	51	51	51	—	—
Commingled fixed-income funds	6	6	6	—	—
Other investments	53	53	32	—	21
Cash flow hedge assets	75	75	—	75	—
Cash flow hedge liabilities	(49)	(49)	—	(49)	—
Measured at amortized cost:
Short- and long-term debt principal	(8,074)	(7,610)	—	(7,610)	—

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On October 4, 2026, and December 31, 2025, we held $4.4 billion and $2.3 billion in cash and equivalents, respectively, but held no material marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On October 4, 2026, and December 31, 2025, we held marketable securities in trust of $196 and $216, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note M for additional details.
Hedging Activities. We had notional forward exchange contracts outstanding of $9.1 billion and $8.5 billion on October 4, 2026, and December 31, 2025, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note M for additional details.
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

Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and nine-month periods ended October 4, 2026, and September 28, 2025. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and nine-month periods ended October 4, 2026, and September 28, 2025, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on October 4, 2026, and December 31, 2025.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 4, 2026, and September 28, 2025. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended October 4, 2026, and September 28, 2025.

O. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefits
For our defined benefit plans, net periodic benefit cost (credit) for the three- and nine-month periods ended October 4, 2026, and September 28, 2025, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Service cost	$17	$18	$1	$1
Interest cost	137	149	6	7
Expected return on plan assets	(179)	(184)	(8)	(8)
Net actuarial loss (gain)	50	26	(7)	(8)
Prior service (credit) cost	(1)	(1)	1	—
Net periodic benefit cost (credit)	$24	$8	$(7)	$(8)
Nine Months Ended
Service cost	$51	$53	$3	$3
Interest cost	411	448	18	20
Expected return on plan assets	(537)	(553)	(24)	(26)
Net actuarial loss (gain)	150	80	(21)	(24)
Prior service (credit) cost	(4)	(4)	2	1
Net periodic benefit cost (credit)	$71	$24	$(22)	$(26)
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
During the three-month period ended October 4, 2026, we contributed $500 to our qualified pension plans.

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

BUSINESS ENVIRONMENT
Federal Government
As a global aerospace and defense company, we compete in domestic and international markets, serving both government and commercial customers. Our financial performance is significantly influenced by U.S. government spending levels, administration priorities and the overall economy. The U.S. Congress has not yet passed defense appropriations bills for the government’s fiscal year 2027, which began on October 1, 2026. It is uncertain when the government will pass fiscal year 2027 appropriations and what levels of funding those appropriations will provide. On September 2, 2026, a continuing resolution (CR) was signed into law, providing funding for federal agencies through December 11, 2026. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels and the DoW is prohibited from starting new programs or increasing funding on existing programs unless there is an exception for a program included in the CR. We do not anticipate the current CR having a material impact on our results of operations, financial condition or cash flows.

Defense spending has been at increased historic levels, and the administration has publicly stated support for further increases. There is significant demand in U.S. Navy shipbuilding, particularly submarines. We have invested significantly in our facilities and workforce to increase production capacity to meet this demand, and expect to continue to do so. The increased demand has placed pressure on the shipbuilding industrial base, which was already impacted by significant demographic issues coming out of the global pandemic. Together with our Navy customer, we have been working to stabilize and grow the supply chain to meet this heightened demand.

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

Internationally, as a result of ongoing regional conflicts and the overall threat environment, we have seen increased demand, particularly in Europe, for our Combat Systems military products and services. This provides opportunities for our European businesses established in local markets as well as exports from our North American businesses. To meet this demand, we expect increased pressure on the supply chain and our hiring of skilled workers.
Business Aviation
In our principal commercial market, our Aerospace group is experiencing strong demand for business jets. We believe our investments in a new family of Gulfstream aircraft will continue to fuel demand. The most recent addition is the G800, which entered into service last year. In addition, we expect the growing installed base of aircraft will continue to lead to increased demand for global aircraft services. The ongoing sanctions on Russia have restricted access to that segment of the market.
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

CONSOLIDATED OVERVIEW

Three Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$14,566	$12,907	$1,659	12.9%
Operating costs and expenses	(13,039)	(11,576)	(1,463)	12.6%
Operating earnings	1,527	1,331	196	14.7%
Operating margin	10.5%	10.3%
Nine Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$42,141	$38,171	$3,970	10.4%
Operating costs and expenses	(37,734)	(34,267)	(3,467)	10.1%
Operating earnings	4,407	3,904	503	12.9%
Operating margin	10.5%	10.2%

Our consolidated revenue increased in the third quarter and first nine months of 2026 driven by growth across all four operating segments, primarily in our Marine Systems and Aerospace segments. Operating margin increased 20 basis points in the third quarter and 30 basis points in the first nine months of 2026 due to improved operating performance in these segments.

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
AEROSPACE

Three Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$3,536	$3,234	$302	9.3%
Operating earnings	513	430	83	19.3%
Operating margin	14.5%	13.3%
Gulfstream aircraft deliveries (in units)	40	39	1	2.6%
Nine Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$10,340	$9,322	$1,018	10.9%
Operating earnings	1,516	1,265	251	19.8%
Operating margin	14.7%	13.6%
Gulfstream aircraft deliveries (in units)	119	113	6	5.3%
Operating Results
The increase in the Aerospace segment’s revenue in the third quarter and first nine months of 2026 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$206	$653
Aircraft services	96	365
Total increase	$302	$1,018
Aircraft manufacturing revenue increased in the third quarter and first nine months of 2026 due primarily to the number and mix of aircraft deliveries. Aircraft services revenue was up in the third quarter and first nine months of 2026 due primarily to higher fixed-base operator (FBO) activity and increased customer demand for aircraft maintenance.

The increase in the segment’s operating earnings in the third quarter and first nine months of 2026 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$63	$204
Aircraft services	49	109
G&A/other expenses	(29)	(62)
Total increase	$83	$251
Aircraft manufacturing operating earnings increased in the third quarter and first nine months of 2026 due primarily to increased deliveries and aircraft mix. Aircraft services operating earnings increased in the third quarter and first nine months of 2026 due to higher volume and a favorable services mix. G&A/other expenses increased in the third quarter and first nine months of 2026 due primarily to higher selling expenses associated with strong orders for new aircraft. In total, the Aerospace segment’s operating margin increased 120 basis points in the third quarter and 110 basis points in the first nine months of 2026 compared with the prior-year periods due to improved operating performance.
MARINE SYSTEMS

Three Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$4,960	$4,096	$864	21.1%
Operating earnings	391	291	100	34.4%
Operating margin	7.9%	7.1%
Nine Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$13,963	$11,905	$2,058	17.3%
Operating earnings	1,049	832	217	26.1%
Operating margin	7.5%	7.0%
Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2026 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$661	$1,573
U.S. Navy ship engineering, repair and other services	203	485
Total increase	$864	$2,058
Revenue from U.S. Navy ship construction was up in the third quarter and first nine months of 2026 due primarily to increased material and labor volume on Columbia-class and Virginia-class submarines. The Marine Systems segment’s operating margin increased 80 basis points in the third quarter and 50 basis points in the first nine months of 2026 due to improved performance and a favorable adjustment on the Virginia-class Block IV program as it nears completion.

COMBAT SYSTEMS

Three Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$2,386	$2,252	$134	6.0%
Operating earnings	330	335	(5)	(1.5)%
Operating margin	13.8%	14.9%
Nine Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$6,959	$6,711	$248	3.7%
Operating earnings	958	950	8	0.8%
Operating margin	13.8%	14.2%
Operating Results
The increase in the Combat Systems segment’s revenue in the third quarter and first nine months of 2026 consisted of the following:

	Third Quarter	Nine Months
Weapon systems and munitions	$134	$343
International military vehicles	(14)	108
U.S. military vehicles	14	(203)
Total increase	$134	$248
Weapon systems and munitions revenue increased in the third quarter and first nine months of 2026 due primarily to increased artillery production. Revenue from international military vehicles increased in the first nine months of 2026 due primarily to higher volume on several wheeled and tracked vehicle programs in Europe. Revenue from U.S. military vehicles decreased in the first nine months of 2026 due to lower U.S. Army demand as part of its recapitalization efforts and the termination of the M10 Booker program. Overall, the Combat Systems segment’s operating margin decreased in the third quarter and first nine months of 2026 due to program mix.
TECHNOLOGIES

Three Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$3,684	$3,325	$359	10.8%
Operating earnings	346	327	19	5.8%
Operating margin	9.4%	9.8%
Nine Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$10,879	$10,233	$646	6.3%
Operating earnings	1,024	987	37	3.7%
Operating margin	9.4%	9.6%

Operating Results
The increase in the Technologies segment’s revenue in the third quarter and first nine months of 2026 consisted of the following:

	Third Quarter	Nine Months
C5ISR* solutions	$139	$376
Information technology (IT) services	220	270
Total increase	$359	$646
*Command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance
The Technologies segment’s revenue increased in the third quarter and first nine months of 2026 due primarily to higher volume across C5ISR and IT services programs spanning the group's portfolio. Overall, the Technologies segment’s operating margin decreased 40 basis points in the third quarter and 20 basis points in the first nine months of 2026 due to program mix.
CORPORATE
Corporate operating costs totaled $53 in the third quarter and $140 in the first nine months of 2026 compared with $52 in the third quarter and $130 in the first nine months of 2025 and consisted of equity-based compensation expense and other miscellaneous expenses.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$9,024	$8,021	$1,003	12.5%
Operating costs	(7,558)	(6,788)	(770)	11.3%
Nine Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$26,020	$23,367	$2,653	11.4%
Operating costs	(21,838)	(19,752)	(2,086)	10.6%
The increase in product revenue in the third quarter and first nine months of 2026 consisted of the following:

	Third Quarter	Nine Months
Ship construction	$661	$1,573
Aircraft manufacturing	206	653
Weapon systems and munitions	134	343
Other, net	2	84
Total increase	$1,003	$2,653

Ship construction revenue increased in the third quarter and first nine months of 2026 due to higher volume on the Columbia-class and Virginia-class submarine programs. Aircraft manufacturing revenue increased due primarily to additional aircraft deliveries and a favorable delivery mix. Weapon systems and munitions revenue increased in the third quarter and first nine months of 2026 due primarily to increased artillery production. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$5,542	$4,886	$656	13.4%
Operating costs	(4,759)	(4,151)	(608)	14.6%
Nine Months Ended	October 4, 2026	September 28, 2025	Variance
Revenue	$16,121	$14,804	$1,317	8.9%
Operating costs	(13,728)	(12,609)	(1,119)	8.9%
The increase in service revenue in the third quarter and first nine months of 2026 consisted of the following:

	Third Quarter	Nine Months
C5ISR solutions/IT services	$379	$656
Ship services	203	485
Aircraft services	96	365
Other, net	(22)	(189)
Total increase	$656	$1,317
C5ISR solutions and IT services revenue increased in the third quarter and first nine months of 2026 due to higher volume across the Technologies segment. Ship services revenue was up in the third quarter and first nine months of 2026 due to higher volume of engineering and repair work. Aircraft services revenue was up in the third quarter and first nine months of 2026 due primarily to higher FBO activity and additional customer demand for aircraft maintenance. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 5.1% in the first nine months of 2026 compared with 5.0% in the first nine months of 2025.
OTHER, NET
Net other income was $18 in the first nine months of 2026 compared with $51 in the first nine months of 2025, and represents primarily the non-service components of pension and other post-retirement benefits. The decrease in the first nine months of 2026 was due to contributions to our qualified pension plans that have improved their funded status.

INTEREST, NET
Net interest expense decreased to $163 in the first nine months of 2026 from $251 in the prior-year period, reflecting lower interest expense associated with commercial paper issuances and additional interest income associated with higher cash balances. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 17.6% in the first nine months of 2026 compared with 17.2% in the prior-year period.
2026 FULL-YEAR OUTLOOK UPDATES
The following are updates to the previously-issued outlook from our second quarter 2026 Form 10-Q:
•Revenue between $56.5 billion and $56.8 billion and operating margin around 10.5%,
•Net interest expense of approximately $215, and
•Diluted earnings per share (EPS) of $17.20 to $17.30

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $220.3 billion at the end of the third quarter of 2026 compared with $136.5 billion at the end of the second quarter. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $270.7 billion on October 4, 2026.
The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2026:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	October 4, 2026
Aerospace	$24,460	$925	$25,385	$1,374	$26,759
Marine Systems	47,289	99,576	146,865	7,644	154,509
Combat Systems	26,983	1,701	28,684	9,588	38,272
Technologies	13,064	6,341	19,405	31,724	51,129
Total	$111,796	$108,543	$220,339	$50,330	$270,669

	July 5, 2026
Aerospace	$22,992	$985	$23,977	$1,170	$25,147
Marine Systems	42,356	22,826	65,182	7,442	72,624
Combat Systems	27,507	1,843	29,350	10,847	40,197
Technologies	11,256	6,733	17,989	30,945	48,934
Total	$104,111	$32,387	$136,498	$50,404	$186,902

AEROSPACE
Aerospace funded backlog represents primarily new aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2026 with backlog of $25.4 billion.
Orders for new Gulfstream aircraft reflected very strong demand across our portfolio of products and services. The segment achieved a book-to-bill ratio (orders divided by revenue) of 1.4-to-1 in the third quarter and the first nine months of 2026, even as revenue grew more than 9% in each period.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On October 4, 2026, estimated potential contract value in the Aerospace segment was $1.4 billion.

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
Total backlog in our defense segments was $195 billion on October 4, 2026, up 73% compared with $112.5 billion at the end of the second quarter. The increase in backlog was primarily driven by large awards in the Marine Systems segment for construction of Virginia-class and Columbia-class submarines. The defense segments achieved a book-to-bill ratio of 8.5-to-1 in the third quarter of 2026 and 4.1-to-1 in the first nine months. Estimated potential contract value in our defense segments was $49 billion on October 4, 2026.

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
We ended the third quarter of 2026 with a cash and equivalents balance of $4.4 billion compared with $2.3 billion at the end of 2025. Following is a discussion of our major operating, investing and financing activities in the first nine months of 2026 and 2025, as classified on the Consolidated Statement of Cash Flows in Part I, Item 1:

Nine Months Ended	October 4, 2026	September 28, 2025
Net cash provided by operating activities	$5,745	$3,559
Net cash used by investing activities	(900)	(422)
Net cash used by financing activities	(2,780)	(2,306)

OPERATING ACTIVITIES
Cash provided by operating activities was $5.7 billion in the first nine months of 2026 compared with $3.6 billion in the same period in 2025. The primary driver of cash flows in both periods was net earnings. Cash flows in the first nine months of 2026 were affected positively by reductions in operating working capital, particularly in our Combat Systems and Aerospace segments. Additionally, cash outflows in the first nine months of 2026 included a contribution of $500 to our qualified pension plans.

INVESTING ACTIVITIES
Cash used by investing activities was $900 in the first nine months of 2026 compared with $422 in the same period in 2025. Our investing activities include cash paid for capital expenditures; business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $918 in the first nine months of 2026, up 66% compared with $552 in the same period of 2025, and are expected to remain elevated in the fourth quarter of 2026.

FINANCING ACTIVITIES
Cash used by financing activities was $2.8 billion in the first nine months of 2026 compared with $2.3 billion in the same period in 2025. Financing activities include the use of cash for payment of dividends, debt and commercial paper repayments and repurchases of common stock to cover dilution. Our financing activities also include proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 9, 2026, our board of directors (Board) declared a quarterly dividend of $1.59 per share, the 29th consecutive annual increase. Previously, the Board had increased the quarterly dividend to

$1.50 per share in March 2025. Cash dividends paid were $1.3 billion in the first nine months of 2026 compared with $1.2 billion in the same period in 2025.
We paid approximately $600 in the first nine months of 2026 and 2025 to repurchase our outstanding shares to cover dilution. On October 4, 2026, 5.1 million shares remained authorized by our Board for repurchase, representing 1.9% of our total shares outstanding.
We repaid fixed-rate notes of $500 in August 2026 and $500 in June 2026 at their respective maturities using cash on hand. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note H to the unaudited Consolidated Financial Statements in Part I, Item 1.
On October 4, 2026, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $4 billion in a committed bank credit facility for general corporate purposes and working capital needs and to support our commercial paper issuances. We may renew or replace this credit facility in whole or in part at or prior to the March 2027 expiration date. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Nine Months Ended	October 4, 2026	September 28, 2025
Net cash provided by operating activities	$5,745	$3,559
Capital expenditures	(918)	(552)
Free cash flow	$4,827	$3,007
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	163%	116%
Free cash flow	137%	98%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. For large programs, many of these estimates are material. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates changed our operating earnings (and diluted earnings per share) by $44 ($0.13) and $137 ($0.40) for the three- and nine-month periods ended October 4, 2026, and $57 ($0.17) and $119 ($0.35) for the three- and nine-month periods ended September 28, 2025, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 4, 2026, or September 28, 2025.
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
STATEMENT OF EARNINGS INFORMATION - COMBINED OBLIGOR GROUP

	Nine Months Ended October 4, 2026	Year Ended December 31, 2025
Revenue	$17,059	$20,716
Operating costs and expenses, excluding G&A	(15,075)	(18,476)
Net earnings	944	839
BALANCE SHEET INFORMATION - COMBINED OBLIGOR GROUP

	October 4, 2026	December 31, 2025
Cash and equivalents	$2,017	$482
Other current assets	5,882	5,405
Noncurrent assets	5,806	5,403
Total assets	$13,705	$11,290

Short-term debt and current portion of long-term debt	$753	$1,003
Other current liabilities	3,476	3,029
Long-term debt	6,212	6,955
Other noncurrent liabilities	2,709	2,835
Total liabilities	$13,150	$13,822
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 4, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 4, 2026, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 4, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the status or outcome of legal and/or regulatory changes and proceedings, including government investigations and litigation;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share*	Total Number of Shares Purchased as Part of Publicly Announced Program***	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
7/6/26-8/2/26	—	$—	—	5,836,429
8/3/26-8/30/26	164,276	380.19	164,276	5,672,153
8/31/26-10/4/26	614,296	362.97	614,296	5,057,857

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting**
7/6/26-8/2/26	403	350.57
8/3/26-8/30/26	949	381.18
8/31/26-10/4/26	4,552	363.53
	784,476	$366.59
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
We did not make any unregistered sales of equity securities in the third quarter of 2026.

ITEM 5. OTHER INFORMATION
During the quarter ended October 4, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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
Dated: October 30, 2026